Form 10QSB
period 1996-03-31
SPECIALTY RETAIL GROUP INC
filed 1996-05-14
CIK 824109

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[Mark One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 1996 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the Transition period from ________ to ________

Commission File Number        0-18707
                         -----------------

                          SPECIALTY RETAIL GROUP, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

                    Florida                             59-2824411
- - --------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
   Of incorporation or organization)

           1720 Post Road East, Suite 112, Westport, Connecticut 06880
                         (Address of principal offices)

                                 (203) 256-4380
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

On May 3, 1996, 8,674,738 shares of the issuer's Common Stock were outstanding.

                              The Index to Exhibits
                               appears on page 13

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX
                                      -----

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Consolidated Financial Statements as of
March 31, 1996

          Condensed Consolidated Balance Sheet at
          March 31, 1996 (unaudited)                                       3

          Condensed Consolidated Statements of
          Operations for the three-month and nine-month periods
          ended March 31, 1996 and April 2, 1995 (unaudited)               4

          Condensed Consolidated Statements of
          Cash Flows for the nine-month periods ended
          March 31, 1996 and April 2, 1995 (unaudited)                     5

          Notes to the Condensed Consolidated Financial
          Statements as of March 31, 1996 (unaudited)                      6

Item 2 - Management's Discussion and Analysis or Plan
       of Operations                                                       8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 11

Item 6 - Exhibits and Reports on Form 8-K                                  11

                          Specialty Retail Group, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 1996

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                           $   49,870
  Investments in notes                                                $  600,000
  Inventory                                                            1,567,564
  Other current assets                                                   131,457
                                                                      ----------
     Total current assets                                              2,348,891

Property and equipment, net                                            1,542,018
Goodwill, net of accumulated amortization                                146,107
Equity investment                                                        224,150
Other assets                                                             133,496
                                                                      ----------

     Total assets                                                     $4,394,662
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     1,064,204
  Accrued liabilities                                                    537,152
                                                                       ---------
     Total current liabilities                                         1,601,356

Stockholders' equity:
  Series A-1 Preferred Stock; 10,000,000 shares                            2,394
     authorized; $.001 par value; issued and
     outstanding, 2,394,130 shares
  Common Stock; 100,000,000 shares authorized; $.001                       8,675
  par value; 8,674,738 issued and outstanding
Additional paid-in capital                                            11,004,219
Accumulated deficit                                                  (8,046,318)
Treasury Stock - 240,500 shares at cost                                (175,664)
                                                                     -----------
     Total stockholders' equity                                        2,793,306
                                                                     -----------

     Total liabilities and stockholders' equity                      $ 4,394,662
                                                                     ===========

                       See accompanying notes (unaudited)

                                       Specialty Retail Group, Inc.
                             Condensed Consolidated Statements of Operations
                                               (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                   ------------------            -----------------
                                           Mar. 31, 1996  Apr. 2, 1995   Mar. 31, 1996  Apr. 2, 1995
                                           -------------  ------------   -------------  ------------
 Net sales                                    $1,253,656     $1,094,667  $5,728,735    $4,159,811
 Costs of sales                                  706,773        610,965   3,142,108     2,239,524
                                              ----------     ----------  ----------    ----------

   Gross profit                                  546,883        483,702   2,586,627     1,920,287

 Operating costs:
   Selling                                       746,381        732,285   2,217,220     1,792,305
   General and administrative                    574,217        826,743   1,463,278     2,099,867
                                              ----------     ----------   ---------     ---------


   Earnings (loss) from operations             (773,715)    (1,075,326)  (1,093,871)   (1,971,885)


 Other income, net                                57,971         88,817     184,287       295,838
                                              ----------     ----------   ---------     ---------

   Earnings (loss) before income taxes         (715,744)      (986,509)    (909,584)   (1,676,047)


 Income tax (provision) benefit                       0              0           0             0


   Net income (loss)                          ($715,744)     ($986,509)   ($909,584)  ($1,676,047)
                                              ==========     ==========   ==========  ============

 Per share amounts:

   Net income (loss)                             ($0.08)        ($0.12)     ($0.10)      ($0.19)
                                                ========       ========    ========     ========

 Weighted average number of
   common shares outstanding                   8,674,738      8,553,583   8,674,738     8,764,959
                                              ==========     ==========   =========     =========

                                    See accompanying notes (unaudited)

                                       Specialty Retail Group, Inc.
                             Condensed Consolidated Statements of Cash Flows

                                               9 Months Ended     9 Months Ended
                                               March 31, 1996     April 2, 1995
                                                (Unaudited)        (Unaudited)
                                              -----------------   --------------
Cash flows from operating activities:
  Net income (loss)                                ($909,584)      ($1,676,047)

Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities
  Depreciation and amortization                      227,448           217,522
  (Increase) in inventory                           (165,688)         (846,096)
  (Increase)/decrease in other current assets        (13,132)          138,056
  (Increase) in other assets                         (32,734)          (58,045)
  Increase/(decrease) in accounts payable
    and accrued liabilities                       (1,003,427)          615,397
                                                  -----------       ----------
         Total adjustments                          (987,533)           66,834
                                                  -----------       ----------

       Net cash used in operating activities       1,897,117         1,609,213
                                                  ----------        ----------
Cash flows from investing activities:
  Expenditures for property and equipment           (142,051)       (1,608,626)
  Equity investment                                 (224,150)                0
                                                  -----------       ----------

       Net cash used in investing activities        (366,201)       (1,608,626)
                                                  -----------       -----------

Cash flows from financing activities:                      0           (39,178)
  Repayment of notes payable                        (600,000)                0
  Investment in notes                                      0          (175,664)
                                                  ----------        -----------
  Repurchase of treasury stock
       Net cash used in financing activities        (600,000)         (214,842)
                                                  -----------       -----------

Net decrease in cash and cash equivalents         (2,863,318)       (3,432,681)

Cash and cash equivalents, beginning of period     2,913,188         7,636,420
                                                  ----------        ----------
Cash and cash equivalents, end of period          $   49,870        $4,203,739
                                                  ==========        ==========

                                    See accompanying notes (unaudited)

                          Specialty Retail Group, Inc.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1996

1. Basis of Presentation
   ---------------------

     The Condensed Consolidated Balance Sheet of Specialty Retail Group, Inc. (the "Company") as of March 31, 1996 and the Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 1996 and January 1, 1995, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and April 2, 1995 reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of March 31, 1996 and its results of operations and cash flows for the periods presented.

2. Equity Investments
   ------------------

     Effective December 14, 1996, the Company acquired 25% of the common stock of CM Franchise Corp., a franchisor of specialty carpet retailers operating under the registered trademark of "Carpet Master" for a total consideration of $220,000. In addition, as part of the transaction, the Company also obtained an option to acquire an additional 12.5% of CM Franchise Corp.'s common stock. The Company has accounted for this transaction using the equity method.

3. Commitments, Contingencies and Other
   ------------------------------------

     The Company is a party defendant in a lawsuit with a former officer, director and stockholder who alleges, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, defame and interfere with stock transfer rights and to inspect corporate records. The Plaintiff claims he is entitled to a termination payment of $1,450,000 pursuant to an employment agreement with the Company. The Company has denied the alleged claims and has counterclaimed against the Plaintiff for fraud, breach of contract and breach of fiduciary duties. The counter-claims are based upon allegations that the Plaintiff committed wrongful conduct during his employment with the Company. The parties have completed discovery at this time, and the case will be scheduled for jury trial by the court.

     The Company is vigorously defending itself against the Plaintiff's allegations and is vigorously prosecuting its counterclaims. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon resolution has been made in the financial statements. However, during the fourth quarter of fiscal 1995, the Company took a reserve of $250,000 related to estimated legal fees as a result of its continuing defense in this matter, which reserve was substantially exhausted as of March

31, 1996. The Company does not expect to incur material legal expenses in this matter during the quarter ending June 30, 1996.

4. Investment in Notes
   -------------------

     On November 17, 1995, the Company invested in a series of Promissory Notes (the "Notes") for an aggregate of $1,000,000. The Maker of the Notes is a corporation engaged in the finance industry. The Notes are automatically renewed
for 90 day maturities unless the Company determines not to renew.   The Company
elected not to renew the Note that matured on February 29, 1996. Accordingly, $400,000 of the original Notes were repaid during the quarter ended March 31, 1996. The remaining Notes, each for $300,000, currently have maturities of April 30, 1996 and June 30, 1996. The Company has elected not to renew the Note maturing on April 30, 1996. The Notes bear interest at a rate of 15% compounded annually and payable monthly. The Notes are guaranteed by Selig A. Zises, a significant investor in the Maker of the Notes. Mr. Zises is the brother of Seymour W. Zises, a director of the Company.

Item 2-   Management's Discussion and Analysis or Plan of Operation

Introduction

     Set forth below is a summary of the significant factors affecting the operating results, financial condition and liquidity/cash flows of Specialty Retail Group, Inc. (the "Company") for the three months and nine months ended March 31, 1996 and April 2, 1995. This discussion should be read in conjunction with the financial statements and notes thereto.

     The operating subsidiary of the Company is Building Blocks, Inc. ("Building Blocks"), which the Company acquired on April 13, 1993. Due to the seasonal nature of the toy industry and the effects of store openings in fiscal 1995 and fiscal 1996, and store closings in fiscal 1996, comparisons between results of operations for the three months and nine months ended March 31, 1996 to prior periods may not be meaningful or possible.

Results of Operations

     In addition to the Building Blocks acquisition, in May 1993 the Company established a real estate consulting division (the "Real Estate Division") which it discontinued in 1995. The revenues and operating costs associated with the real estate division are included in the three months and nine months ended April 2, 1995. Also included in both the three months and nine months ended March 31, 1996 and April 2, 1995 are the general and administrative costs and other expenses associated with the Company's corporate overhead, and income from interest on cash and cash equivalent balances. As described in Note 2 - Equity Investments, effective December 14, 1995, the Company acquired 25% of the common stock of CM Franchise Corp. The Company's proportion of the operating results in CM Franchise Corp. from the effective date through March 31, 1996 was immaterial and is not included in the results of operations.

Operations
- - ----------

     Net sales, substantially all of which were generated by Building Blocks, were $5,728,735 for the nine months ended March 31, 1996 versus $4,159,811 for the nine months ended April 2, 1995, representing an increase of 37.7%. The increase is primarily due to the increase in the number of stores operated by Building Blocks. Of the thirteen stores operated during the nine month period,
nine were comparable stores.   Comparable store sales for the period increased
8.7% from $3,421,811 to $3,718,198. Due to the seasonality of the toy industry net sales for the nine months ended March 31, 1996 are not reflective of the expected net sales of the Company for the full fiscal 1996.

     Cost of sales increased 40.3% to $3,142,108 (54.8% of net sales) during the nine months ended March 31, 1996 versus $2,239,524 (53.8% of net sales) for the nine months ended April 2, 1995, representing the cost of additional inventory to support the increased sales for Building Blocks.

     Selling expenses were $2,217,220 (38.7% of net sales) for the nine months ended March 31, 1996 versus $1,792,305 (43.1% of net sales) for the corresponding period in the prior year. Such amounts include payroll, occupancy and advertising expenses for the Building Blocks stores. The increase in fiscal 1996 resulted primarily from the increase in the number of stores operated by the Company and the substantial advertising expenditures associated with new store openings. As these new stores have matured, selling expense as a percentage of sales has decreased.

     General and administrative expenses were $1,463,278 (25.5% of net sales) in the nine months ended March 31, 1996, representing a decrease of 30.3% from $2,099,867 (50.5% of net sales) in the prior year. This decrease is attributable to various cost reduction measures undertaken by the Company including the elimination of its Real Estate Division and reduction in corporate payroll. These reductions, combined with the increase in sales, resulted in a strong improvement in these expenses measured as a percentage of net sales.

Liquidity and Capital Resources

     The matters discussed under this caption that are forward looking statements are based upon current management expectations that involve risks and uncertainties. Such risks and uncertainties include, without limitation, the ultimate results of the lawsuit described below, the impact which unforeseen changes in the economy, competition, vendor selling terms, or unusual weather could have on the Company operating results for the 1996 holiday season, and both the timing and extent of franchise sales which may result from the Company's recently implemented franchising program.

     At March 31, 1996, the Company had cash and cash equivalents of $49,870, and held short term notes of $600,000.

     In the nine months ended March 31, 1996, cash used in operating activities totaled $1,897,117 which reflects the expenses incurred by the Company for its corporate overhead as well as to finance an increase since June 30, 1995 of working capital at Building Blocks due to the growth in its number of Building Blocks stores.

     The Company is a defendant in a lawsuit with a former officer who is claiming damages of not less than $1,450,000. The Company is defending this case vigorously. Although no assurances can be given, Management does not believe that such lawsuit will materially affect the Company's liquidity.

     Management of the Company believes that it will require at least $500,000 of additional working capital to fund operations through March 31, 1997, and, depending primarily upon the results of its franchising program, up to an additional $750,000. Management believes that given the Company's present and anticipated unencumbered inventory levels and the improvement in its operating results as compared to the comparable prior year periods, such additional working capital should be available on commercially reasonable terms. Management has begun exploring possible sources of equity and/or debt financing but has not obtained any commitments or agreements therefor. There can be no assurances that any additional financing can be obtained nor the acceptability of the terms of any financing which can be obtained.

     While management currently plans to dedicate its resources principally to the operations of Building Blocks, the Company may in the future pursue additional acquisition opportunities. Under such circumstances, the Company would attempt to negotiate acquisitions for stock of the Company. However, it may determine to apply portion of the Company's liquid assets to the funding of such acquisitions where such arrangements are considered beneficial to the Company.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Peter Sayet v. Institute For Laboratory Medicine, Inc., ILM Acquisition
     -----------------------------------------------------------------------
L.P., M.P. Partners L.P., ILM Acquisition Corporation, LSJM Partners, L.P., ILM
- - -------------------------------------------------------------------------------
N Corporation, Forest Hill Capital Corporation, Healthcare Venture Management
- - -----------------------------------------------------------------------------
Corporation, Selig Zises, Glenn Meyers and Laurence Lurie, Case No. 92-03746,
- - ---------------------------------------------------------
pending before Judge Margarita Esquiruz in the 11th Judicial Circuit Court in
and for Dade County, Florida.

     Plaintiff, a stockholder and a former officer and director of the Company has sued the Company and others for various alleged claims, including breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, defame and interfere with stock transfer rights and to inspect corporate records. Plaintiff alleges that he is entitled to a termination payment of $1,450,000 pursuant to his employment agreement with the Company, which provides for payment of the termination payment in the event Plaintiff was discharged without cause by the Company before his employment agreement expired.

     All defendants have denied the alleged claims of Plaintiff, including his alleged claim for recovery of the termination payment under the employment agreement, to which defendants claim Plaintiff is not entitled because he resigned.

     The Company and certain other defendants have counterclaimed against plaintiff for fraud, breach of contract and breach of fiduciary duties. Their counterclaims are based upon their allegations that Plaintiff, among other things, embezzled funds from the Company by procuring reimbursement from the Company of personal expenses he incurred and false representations that Plaintiff made or caused others to make with respect to the financial condition of the Company.

     The parties have conducted discovery, and the case will be scheduled for jury trial by the court. It is impossible at this time to predict the likelihood of an adverse determination or the amount of such, in light of the fact that Plaintiff has asserted various claims for unliquidated amounts. Regardless, it is the intention of the Company and all other defendants to continue to defend vigorously against plaintiff's alleged claims. Similarly, it is the intention of the Company and those defendants who have asserted counterclaims to continue to prosecute vigorously the counterclaims against plaintiff.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

     10.1 Agreement and Release dated March 6, 1996 between Building Blocks, Inc. and James J. Williams.

     10.2 Agreement and Release dated March 6, 1996 between Specialty Retail Group, Inc. and James J. Williams.

     (b) Reports on Form 8-K
         -------------------
          No reports on Form 8-K were required to be filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                         SPECIALTY RETAIL GROUP, INC.



Date: May 10, 1996       By: /s/ Jonathon Heller
                             ----------------------------------
                                 Jonathon Heller
                                 Treasurer and Principal Accounting Officer



                         By: /s/ Kevin R. Greene
                             --------------------------------
                                 Kevin R. Greene
                                 Chairman of the Board

                                Index to Exhibits
                                -----------------


                                                  Sequentially
Exhibit No          Description                   Numbered Page
- - ----------          -----------                   -------------

10.1           Agreement and Release dated               14
               March 6, 1996 between Building
               Blocks, Inc. and James J. Williams.

10.2           Agreement and Release dated               16
               March 6, 1996 between Specialty
               Retail Group, Inc. and James J. Williams.