Form 10KSB
period 1996-06-30
SPECIALTY RETAIL GROUP INC
filed 1996-10-04
CIK 824109

                                     FORM 10-KSB

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

              [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended June 30, 1996

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___ to ___

                            Commission File Number 0-18707
                            ------------------------------

                             SPECIALTY RETAIL GROUP, INC.

                    (Name of small business issuer in its charter)

         Florida                                         59-2824411
-------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                            1720 Post Road East, Suite 112
                              Westport, Connecticut 06880
-------------------------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

Issuer's telephone number: (203) 256-4380


                                Securities registered
                        pursuant to Section 12(b) of the Act:

                                         None

                                Securities registered
                        pursuant to Section 12(g) of the Act:

                            Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Issuer's revenues for the year ended June 30, 1996 were $7,126,444.

         The aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates), computed by reference to the average bid and asked prices of such stock as of September 24, 1996, was $2,088,089.

         As of September 24, 1996 there were 9,538,071 shares of common stock outstanding, including 213,333 shares held by an escrow agent.

         Transitional Small Business Disclosure Format (check one:)
Yes      No  X .
    ---     ---

                                        PART I


ITEM  1.  DESCRIPTION OF BUSINESS

Overview

         Specialty Retail Group, Inc. (the "Company") was organized under the laws of Florida in 1987. The Company originally operated a clinical laboratory which it sold as of December 31, 1991 to Cardinal Testing Laboratories, Inc. ("Cardinal Transaction"). As a result of the Cardinal Transaction, the Company received approximately $6 million. On April 13, 1993, the Company acquired all of the issued and outstanding capital stock of Building Blocks, Inc. ("Building Blocks") for shares of the Company's Common Stock.

Building Blocks

RECENT DEVELOPMENTS

         Building Blocks is operating a specialty educational and developmental toy store chain presently consisting of 10 stores. The stores are located in Connecticut, New York and Massachusetts. In early 1996 the Company determined to pursue expansion of the Building Blocks chain through franchising. The Company established Building Blocks Franchise Corp. ("BBFC") in July 1996 as a wholly-owned subsidiary and BBFC began actively marketing franchises under an agreement between BBFC and Building Blocks. At September 20, 1996 BBFC had sold franchises for two stores to be located in Dallas, Texas and Chicago, Illinois.

         In order to reduce its negative cash flow, Building Blocks closed three stores between June and September and adopted a business plan which contemplated that it would (i) not open any new company-owned stores; (ii) reduce the number of such stores currently in operation by not renewing leases as they expired or by transfers of such leases to certain franchisees, as purchasers of such stores; and (iii) in the future, rely primarily upon the franchising program to generate revenue and profit. The Company anticipated completing transfers of at least two store locations and their leases, fixtures and inventories by the end of September 1996. These transactions did not occur and Building Blocks will be unable to fund normal build-ups of holiday season inventories. Building Blocks currently intends to close certain of its mall stores and consolidate their inventories at its other stores prior to the 1996 holiday season; to continue to aggressively pursue, together with BBFC, sales of Building Blocks-operated stores to franchisees and, in any event, to phase out the operation of Building Blocks-operated stores by Spring 1997. BBFC will continue to market franchises both for existing Building Blocks stores and for new locations. See "Management's Discussion and Analysis."

         The Company is also seeking opportunities for a business combination with an operating company.

STORE OPERATIONS

         Building Blocks' merchandising has focused on high quality educational and developmental toys. Its specialty toy mix consists of children's toys and accessories that the Company deems to be distinctive and top quality items. A substantial portion of Building Blocks' merchandise is comprised of toys typically found in the specialty toy segment rather than in the mass marketed toy segment.

         Building Blocks' stores offer a friendly environment for both children and parents. A customer entering a store is surrounded with bright colors and prominently audible children's music. Also, many toys are displayed for the parent and child to investigate and use. Stores regularly schedule special attractions in the stores, including craft classes, musicians, children's authors, storytellers, animated characters, seasonal parties and others. In addition, unlike the mass merchandising toy chains, Building Blocks stores offer free gift wrapping, delivery service and over-the-phone ordering.

         The Company believes that the fixtures used in Building Blocks stores promote the children's "hands-on" environment. Large wooden blocks filled with merchandise are the main theme used in store fixtures. All departments are clearly signed and floor layouts are designed to achieve an easy customer flow throughout the store. Building Blocks has received industry awards for store design and merchandising.

         Marketing is conducted primarily through direct mail, a "Kids Club" program, and print and radio advertising. Management believes that Building Blocks' advertising conveys a message to the customer that Building Blocks sells quality and durable developmental toys and offers superior customer service. Management believes that the stores project themselves to the community as a resource for expert advice on age-appropriate toys and children's activities.

         Building Blocks stores' business is highly seasonal with approximately 40% of its sales occurring in the last calendar quarter of each year.

         It is expected that BBFC franchisees will operate their stores using substantially the same merchandise and marketing approaches.

SUPPLIERS

         No supplier to Building Blocks accounted for more than 10% of its purchases of inventory in the year ended June 30, 1996. In view of Building Blocks' present business plan, management believes that the loss of any supplier would not have a material adverse impact on the operations of Building Blocks.

COMPETITION

         The toy market is an intensely competitive market. However, the specialty toy market is a fragmented market with various regional stores. Building Blocks' competitors generally have substantially greater resources than Building Blocks. Although Building Blocks stores compete for consumer expenditures with large mass merchandisers, such as Toys 'R Us, as well as the toy departments of discount stores, where pricing policies typically involve selling toys at discounted prices, management believes that Building Blocks' merchandising, customer service and store format strategies differentiate its stores from such larger competitors. Building Blocks stores compete more directly with smaller "mom and pop" stores and regional chains such as "Learning Express," "Noodle Kidoodle" and "Zainy Brainy," which offer similar product selection and pricing in a larger store layout.

FRANCHISING PROGRAM

         BBFC has been actively marketing Building Blocks franchises for new locations. As of September 1, 1996, two franchises had been sold for stores to be located in Dallas, Texas and Chicago, Illinois, each of which is expected to open in the fall of 1996. Each of the two franchises sold by BBFC provides for an initial franchise fee of $25,000, an ongoing royalty of 5% of net sales, and ongoing contributions to an advertising fund. In addition to marketing franchises to new locations, BBFC is also marketing franchises for Building Blocks-operated stores.

TRADEMARKS

         The Company and Building Blocks do not have any patents. The Building Blocks logo is registered as a service mark with the United States Patent and Trademark Office and United States trademark applications are pending for the Building Blocks name for retail toy store services and for certain marketing slogans and product line names.

EMPLOYEES

         As of September 15, 1996, the Company and Building Blocks had an aggregate of 69 employees, 32 of whom were full-time. Neither the Company nor Building Blocks is a party to any collective bargaining agreement and both the Company and Building Blocks believe that their relationship with their employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company leases approximately 2,500 square feet of executive office space in Westport, Connecticut. This lease expires on November 30, 1996, and payments thereunder are approximately $3,400 per month.

         As of September 25, 1996, Building Blocks operated 10 store locations. These stores average approximately 1,750 square feet. The store locations are as follows:


                   Connecticut--
                        Stamford
                        Westport
                        Ridgefield
                        Greenwich

                   New York--
                        Third Ave., NYC
                        Lexington Ave., NYC
                        Nanuet
                        White Plains
                        Queens, NYC

                   Massachusetts--
                        Burlington


         The store leases expire at various dates between July 1997 and January 2006. Most of the leases require Building Blocks to pay taxes, insurance and maintenance charges, in addition to a base rent. Lease expenses for each of the 10 stores in operation currently average approximately $6,300 per month.

         During fiscal 1996, the Company began negotiating for the termination or revision of its leases at six mall locations. As of September 1, 1996, the Company had closed three of these locations and renegotiated the lease terms for the stores in the Nanuet and Burlington locations. The Company is in arrears in its rent for the three closed locations and for one other location. The Company is presently attempting to negotiate settlements of its rent arrearages and the termination of its leases for the three closed locations and a modification of its lease for the fourth location. In addition, the Company intends to close three stores in October 1996. See "Item 3 -- Legal Proceedings" and "Item 6 -- Management's Discussion and Analysis or Plan of Operation."

ITEM 3.  LEGAL PROCEEDINGS

         On August 22, 1996, the Company, entered into a definitive Agreement of Settlement and Compromise (the "Settlement Agreement"), with respect to a lawsuit commenced by Peter Sayet entitled SAYET V. INSTITUTE FOR LABORATORY MEDICINE, INC., ET AL., in which Mr. Sayet claimed damages of approximately $1,400,000 arising from events occurring at the time his employment with the Company terminated in 1992, when it operated under the name Institute for Laboratory Medicine, Inc. Pursuant to the requirements of the Settlement Agreement, the Company also entered into a Registration Rights Agreement dated August 22, 1996 (the "Registration Rights Agreement") with Mr. Sayet and a designee of Mr. Sayet (the "Selling Stockholders") pursuant to which the Company has filed a Registration Statement covering the shares of common stock, $.001 par value, of the Company (the "Shares") issued to the Selling Stockholders. Pursuant to the Registration Rights Agreement, the Company agreed to use its best efforts to prepare and file with the Commission a registration statement to permit the transfer or resale of the Shares and agreed to maintain the effectiveness of the registration statement until the earlier of the disposition of the Shares or the expiration of the applicable Rule 144 holding period.

         Pursuant to the terms of the Settlement Agreement, in the event that the Selling Stockholders sell any Shares for more than $1.00 per Share, the Company shall receive 67% of such excess (the "Company Proceeds"). The Settlement Agreement also provides for a "Price Protection Pool" which shall be equal to the sum of: (i) $160,000 and (ii) 25% of the Company Proceeds. If, after the sale of all of the 650,000 Shares by the Selling Stockholders, in bona fide open market transactions, the Selling Stockholders realize gross proceeds of less than $650,000 (the "Shortfall") the Company will be required to either pay the Shortfall, up to the amount of the Price Protection Pool, to the Selling Stockholders or suffer the transfer to the Selling Stockholders of Shares having a market value equal to the shortfall, up to a maximum of 213,333 Shares. The aforesaid 213,333 Shares have been issued to and registered in the name of an escrow agent. The transfer of the required number of escrowed Shares would be in complete satisfaction of the Company's payment obligation under the Settlement Agreement.

OTHER LEGAL PROCEEDINGS

    At September 15, 1996, landlords at three mall stores which were closed between June and September 1996 had instituted legal proceedings against Building Blocks for rent arrearages in the aggregate amount of approximately $200,000 and additional damages of approximately $400,000 for breaches of the underlying leases (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996; General Growth Properties - Natick Limited Partnership v. Building Blocks, Inc., District Court,

Middlesex, Massachusetts, commenced August 12, 1996; and Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996). Building Blocks is actively defending these damage claims and believes that such claims are subject to substantial reduction. Management is engaged in settlement discussions with the landlords of these three malls and believes, although there can be no assurance, that it can reach settlements which will be within Building Blocks' anticipated use of its expected cash resources as set forth in "Management's Discussion and Analysis-Liquidity and Capital Resources." Building Blocks has also been attempting to renegotiate the terms of a lease on a fourth mall store. Building Blocks has received a notice of petition from the landlord of this store seeking approximately $130,000 of rent it has withheld and possession (FASHION MALL PARTNERS, L.P. V. BUILDING BLOCKS, INC., City Court - Westchester, New York, commenced September 26, 1996).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has been quoted on the NASDAQ SmallCap System since July 1, 1994 and has traded under the symbol "SRGC". The following table sets forth the high and low bid prices on the NASDAQ SmallCap System as reported by NASDAQ for the periods indicated:

 Period                                      High        Low
 ------                                      ----        ---

 July 4, 1994           - October 2, 1994    1 5/16      1 3/16
 October 3, 1994        - January 1, 1995    1 3/8       3/4
 January 2, 1995        - April 2, 1995      1           5/8
 April 3, 1995          - July 2, 1995       7/16        1/4
 July 3, 1995           - October 1, 1995    7/8         1/4
 October 2, 1995        - January 1, 1996    5/8         1/4
 January 2, 1996        - March 31, 1996     31/32       5/16
 April 1, 1996          - June 30, 1996      1 1/4       5/8

         On September 1, 1996, there were 240 holders of record of the Company's Common Stock and one holder of record of the Company's Series A-1 Preferred Stock.

         The Company has never paid dividends on the Common Stock or on the Series A-1 Preferred Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Set forth below is a summary of the significant factors affecting the operating results, financial condition and liquidity/cash flows of Specialty Retail Group, Inc. (the "Company") for the 53 weeks ended July 2, 1995 ("fiscal 1995") and the 52 weeks ended June 30, 1996 ("fiscal 1996"). This discussion should be read in conjunction with the financial statements and notes thereto.

         The operating subsidiary of the Company is Building Blocks, Inc. ("Building Blocks"), which the Company acquired on April 13, 1993 and which operates a chain of specialty retail toy stores. Building Blocks Franchise Corp. ("BBFC"), formed subsequent to June 30, 1996, has been marketing franchises for Building Blocks stores. Due to the seasonal nature of the toy industry and the effects of store openings and closings in comparable year periods, comparisons between results of operations for such periods may not be meaningful or possible. In addition, the Company's results for fiscal 1996 reflect a liability for a non-cash obligation of $570,000 incurred in connection with the Settlement Agreement and charges of approximately $660,000 to reflect actual and estimated costs associated with Building Blocks' decision to close certain of its stores.

         Results of operations for the year ended June 30, 1996 are not indicative of future results because of the Company's current business plans as described under "Liquidity and Capital Resources," below.

LIQUIDITY AND CAPITAL RESOURCES

         The matters discussed under this caption that are forward looking statements involve risks and uncertainties. Such risks and uncertainties include, without limitation, the impact which the economy, competition, or unusual weather could have on Building Blocks' operating results for the 1996 holiday season; the timing, extent and terms of BBFC's franchise sales, including the possible sales of existing Building Blocks-operated stores to franchisees; the outcome of certain negotiations currently ongoing with respect to the settlement of rent arrearages and disputed additional claims arising from the closing of three indoor regional mall stores between June and September 1996; and the results of Building Blocks' program to phase out of the operation of Building Blocks-operated stores described below.

         In the Company's quarterly report for the period ended March 31, 1996, management projected that the Company would require between $500,000 and $1,250,000 of additional working capital to fund operations through March of 1997. Between June and September 1996, three Building Blocks-operated stores which were operating in indoor regional malls in Massachusetts, Connecticut and New Jersey were closed and Building Blocks has been negotiating with the landlords of such premises for the settlement of approximately $200,000 of rent arrearages and of $400,000 of additional claims which the Company is actively disputing. In July 1996 the Company received $224,150 under an agreement which provided that the Company would either repay such amount or transfer to the lender all of its rights and interests in stock and warrants to purchase stock of CM Franchise Corp. On September 30, 1996, the Company will transfer the stock and warrants to the lender. BBFC and Building Blocks had anticipated the completion at the end of September 1996 of at least two transfers to franchisees of the leases, and the sale for cash of the fixtures and inventories, for Building
Blocks-operated stores. These transactions, together with the above-described transactions, would have provided substantially all of the working capital required to finance planned holiday season inventory build-ups, and, management believes, would have enabled Building Blocks to arrange for any needed additional holiday season working capital. These franchise transactions did not occur, and Building Blocks does not have adequate working capital to finance additional inventories.

         Management intends to close certain of Building Blocks' stores before the 1996 holiday season and to consolidate inventories from these stores at its other stores. BBFC and Building Blocks are also actively seeking other potential franchisees to acquire Building Blocks-operated stores and their leases, fixtures and inventories. BBFC is, simultaneously, pursuing the sale of franchises for new locations.

         The Company's present plan contemplates that any Building Blocks-operated stores in operation after January 1997 will be transferred to franchisees, and, in any event, will be phased out by the Spring of 1997 and that the Company will thereafter limit its retail toy activities to franchising by BBFC. The Company's ability to generate adequate cash flow to sustain its planned activities beyond December 31, 1996, is therefore dependent upon the success Building Blocks achieves in its plans to transfer Building Blocks-operated stores to franchisees and upon BBFC's ability to sell additional franchises, which, in turn, may be affected by Building Blocks' financial condition and the closing or franchising of Building Blocks-operated stores. It is expected that cash generated by Building Blocks will be applied to reduce its accounts payable and other obligations and will not be available to fund BBFC's operations. BBFC will rely upon cash currently held by the Company and franchise revenues.

         There can be no assurance as to the ultimate outcome of any of the foregoing matters, and the Company may require additional working capital, in amounts which could be substantial. There can be no assurance that any working capital will be available on acceptable terms or at all.

         The Company is also seeking opportunities for a business combination with an operating company (a "Business Combination"). The Company intends to attempt to negotiate a Business Combination for stock of the Company. There are no agreements or understandings with respect to any Business Combination. Management believes that the Company's status as a publicly traded company and its net operating loss carryforward

("NOL") will be attractive to a privately held operating company. However, there can be no assurance that the Company will be able to locate a potential party to a Business Combination or negotiate a Business Combination on terms satisfactory to the Company or at all. In addition, the use of the Company's NOL to offset profits after a business combination is subject to a number of highly technical rules.

     As a result of these matters, the report of the Company's auditors on the Company's June 30, 1996 financial statements contains a "going concern" explanatory paragraph.

RESULTS OF OPERATIONS FISCAL 1996 COMPARED TO FISCAL 1995

RESULTS OF OPERATIONS

         In addition to the Building Blocks acquisition on April 13, 1993, the Company established, in May 1993, a real estate consulting division (the "Real Estate Division") which it discontinued in fiscal 1995. The revenues and operating costs associated with the Real Estate Division are included in fiscal 1995 operations. Also included in fiscal 1996 and 1995 operations, are the general and administrative costs and other expenses associated with the Company's corporate overhead, and interest income from cash and cash equivalent balances. As described in Note 4 to the Consolidated Financial Statements ("Equity Investment"), the Company acquired 25% of the common stock of CM Franchise Corp. on December 14, 1995. The Company's proportion of the operating results in CM Franchise Corp. is included in the results of operations.

OPERATIONS

         Net sales, substantially all of which were generated by Building Blocks, were $7,126,444 in fiscal 1996, an increase of 26.6% versus $5,629,643 in fiscal 1995. This increase in net sales is due principally to the increase in the number of stores operated by the Company. Thirteen stores were in operation at June 30, 1996. Six of these stores were fully comparable. That is, they were fully operational during the entire two fiscal years. Sales for these six stores increased 5.7% or $196,351 from fiscal year-end July 2, 1995 to fiscal year-end June 30, 1996.

         Cost of sales as a percentage of net sales remained virtually unchanged from 58.4% in fiscal 1995 to 58.0% in fiscal 1996. Cost of sales in dollars increased from $3,286,273 in fiscal 1995 to $4,136,490 in fiscal 1996 to support higher sales due to a net increase in the number of stores.

         Selling expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Selling expenses were $3,159,280 (44.3% of net sales) and $2,438,024 (43.3% of net sales) in fiscal years 1996 and 1995, respectively. This 29.6% increase in dollars is due to the net increase in the number of stores operated by the Company. As stores mature, selling costs as a percentage of sales typically decrease. Conversely, the opening of new stores results in selling costs as a percentage of net sales increasing due to high initial advertising and promotional expenses. Additionally, occupancy costs increase when new stores are open.

         General and administrative expenses represent salaries and related expenses associated with the corporate staff, as well as the expenses associated with Building Blocks' corporate operations and the Real Estate Division. General and administrative expenses were $2,143,541 (30.1% of net sales) in fiscal 1996, representing a decrease of $782,016 or 26.7% when compared with $2,925,557 (52.0% of net sales) for fiscal 1995. This decrease is attributable to various cost reduction measures undertaken by the Company. These reductions include the elimination of the Real Estate Division and the reduction of administrative payroll and consulting fees. These reductions, combined with the increase in sales, resulted in a strong improvement in these expenses measured as a percentage of net sales.

ONE-TIME AND RESTRUCTURING ITEMS

         Effective June 29, 1995 the Company acquired Healthcare Venture Management Corp. ("HVM") for 2,685,071 shares of Common Stock valued at $1,398,385 and $80,000 in cash. HVM and the Company were parties to an advisory agreement under which HVM was entitled to receive a fee of 3.5% of the Company's net sales through June 2011. These fees will now be retained in the Company's consolidated results. The transaction was treated as a tax-free merger, and the Company took a one-time charge of $1.5 million related to the transaction.

         During the fourth quarter of fiscal 1995 the Company implemented or developed plans for several programs designed to restructure its operations.
The Company recorded approximately $653,000 in charges in fiscal 1995 related to the expected costs of restructuring. These charges include the estimated costs of closing certain stores, severance and other personnel-related costs and related professional fees. In addition the Company recorded pretax charges of approximately $256,000 for costs associated with a restructuring of the management organization.

         For the year ended June 30, 1996, the Company recorded restructuring and other expense charges of $660,767 for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.

         The Company had been a defendant in a lawsuit with a former officer who was suing the Company for various alleged claims (see "Item 3 - Legal Proceedings"). In fiscal 1995, the Company had taken a reserve of $250,000 related to estimated legal fees as a result of its defense in this matter.
As a result of the settlement of this lawsuit, the Company recorded a noncash expense of $570,000, which appears as "Legal Settlement-noncash" in the accompanying consolidated statement of operations for the year ended June 30, 1996.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                        Located
                                                                        at Page
                                                                        --------

Report of Independent Certified Public Accountants..........................F-1
Consolidated Balance Sheet at June 30, 1996................................ F-2
Consolidated Statements of Operations for the years
  ended June 30, 1996 and July 2, 1995......................................F-3
Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 1996 and July 2, 1995............................F-4
Consolidated Statements of Cash Flows for the years
  ended June 30, 1996 and July 2, 1995......................................F-5
Notes to Consolidated Financial Statements..................................F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information as of September 25, 1996 concerning the directors and executive officers of the Company.


     Name               Age         Position
     ----               ---         --------

Arnold B. Becker        61          Director
Tony Coelho(2)(3)       54          Director
Daniel Glass(1)         39          Director
Kevin R. Greene(2)(3)   37          Chairman of the Board
C. Anthony
Wainwright(1)           63          Director
Seymour W. Zises(2)(3)  43          Director
Steven E. Glass         35          President and Chief Executive Officer of
                                    Building Blocks ("BB") and Building Blocks
                                    Franchise Corp. ("BBFC"); Secretary of the
                                    Company
Helen M. Trent          49          Vice President of Franchise Development of
                                    BBFC and Secretary of BBFC


         Directors are elected annually for a one-year term. Nonemployee and non-affiliated Directors receive an annual fee of $2,500 per year plus $500 for each meeting attended.

         ARNOLD B. BECKER has been a director of the Company since March 7, 1994. Since January 1996, Mr. Becker has been Chairman of Arnold B. Becker Group, Inc., a management consulting firm specializing in services to retailers. From 1980 until February 1996, Mr. Becker was the President of Vendamerica, Inc., the U.S. investment arm of Vendex International, N.V., a large Dutch multi-divisional retailing and services company. In that capacity Mr. Becker was responsible for implementing Vendex's strategy of taking large minority equity positions in well-managed, fast-growing retailers in the United States for investment purposes. He is a Director of Western Beef, Inc.

         TONY COELHO has been a director of the Company since June 1991. Since July, 1995, Mr. Coelho has been Chairman


--------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee which also administers the Company's Stock Option Plans.

(3) Member of Executive Committee.

and Chief Executive Officer of Coelho Associates, LLC, a New York investment consulting and brokerage firm. From 1989 through June, 1995, he was a Managing Director of Wertheim Schroder & Co., Incorporated, a New York-based international investment banking and securities firm. He also served as President and CEO of Wertheim Schroder Investment Services. He is a director of Circus Circus Enterprises, Inc., a lodging and gaming company; Crop Growers Corporation, an insurance company; ICF Kaiser International Inc., an engineering and consulting firm; Service Corporation International, a company which owns and operates funeral homes and cemeteries; Tanknology Environmental, Inc., a company which provides underground storage tank testing services; and Tele-Communications, Inc., a company which provides cable television and other communications services. Mr. Coelho serves as chairman and CEO of ETC, a Washington-based education training and communication subsidiary of Tele-Communications, Inc. Mr. Coelho is a former U.S. Representative from California and Majority Whip of the U.S. House of Representatives. He received his Bachelor of Arts degree in 1964 from Loyola Marymount University in Los Angeles.

         DANIEL GLASS has been a director of the Company since March, 1993.
Mr. Glass is President of Universal Records, a division of MCA Music Entertainment Group, with which he has been associated since August 1995. From April 1993 to September 1994, he was President and Chief Executive Officer of EMI Records Group. From April 1989 to April 1993, Mr. Glass was Senior Vice President and General Manager of SBK Records. From 1983 to April 1989, Mr. Glass was Senior Vice President of Promotion of Chrysalis Records. Mr. Glass is the brother of Steven E. Glass.

         KEVIN R. GREENE has been the Chairman of the Board of Specialty Retail Group, Inc. since June 1995. He is the Chairman and Chief Executive Officer of Value Investing Partners, Inc., which he founded in 1991. From 1986 to 1991 Mr. Greene was a Senior Manager of McKinsey & Company, a firm of international management consultants. From 1982 through 1984, Mr. Greene was in institutional sales and commodities research at E.F. Hutton & Co., a U.S.-based investment bank. Mr. Greene holds a B.A. in Economics from Georgetown University, an M.P.P. in International Trade and Finance from Harvard University, and an M.B.A. in Finance from New York University. Mr. Greene is a director of New World Coffee, Inc., which operates a chain of gourmet coffee restaurants.

         C. ANTHONY WAINWRIGHT has been a director of the Company since March 1993. Since June, 1995 Mr. Wainwright has been Chairman of Harris, Drury, Cohen, an advertising agency. From 1989 to May 1995, Mr. Wainwright was Chairman of CME*KHBB, an international advertising agency. From 1980 to 1989, Mr. Wainwright was President and Chief Operating Officer of The Bloom Companies, a Dallas, Texas based advertising agency. Mr. Wainwright is also a director of American Woodmark Corporation, Del Webb Corporation and Gibson Greeting Cards, Inc.

Mr. Wainwright received his B.A. in journalism from the University of Colorado in 1955.

         SEYMOUR W. ZISES has been a director of the Company since June 1991, and is currently President and Chief Executive Officer of Family Management Corporation, a registered investment advisory firm in New York City which he established in September 1989. Mr. Zises also serves as President and Chief Executive Officer of Forest Hill Capital Corporation, a merchant banking concern. Mr. Zises is also an officer and director of RCL Capital Corp., Inc., a merchant banking concern, and Disc Graphics, Inc., a product packaging design company. Prior to his founding Family Management, he was an independent financial service representative licensed with Integrated Resources Equity Corporation. Mr. Zises was one of several individual general partners or an officer or shareholder of a corporate general partner of six real estate limited partnerships which filed petitions for bankruptcy under Chapter 11 of the United States Bankruptcy Code between 1990 and February 1993. Mr. Zises serves on the Board of Trustees of Beth Israel Medical Center in New York City. Mr. Zises is a graduate of New York University.

         STEVEN E. GLASS has been associated with the Company as an employee or consultant since September, 1995 and has been President and Chief Executive Officer of Building Blocks since April, 1996. From June 1993 until March 1995, Mr. Glass was Director of Special Projects for EMI Records where he supervised strategic sales and marketing projects for television, film and children's music, including the implementation and direction of EMI's "Barney Music" division. Prior to joining EMI Mr. Glass spent 13 years in municipal government, including his last position as Special Assistant to the Borough President of Brooklyn, with responsibility for various business and commercial development projects. Mr. Glass is the brother of Daniel Glass.

         HELEN M. TRENT has been Vice President of BBFC since June 1996. Ms. Trent has over 20 years of experience in national and regional franchising. From November, 1993 until joining BBFC she was Vice President, Franchise Development for Huntington Learning Centers, Inc. From 1990 until she joined Huntington Learning Centers, Inc., Ms. Trent was a franchising consultant, providing sales and marketing advice to, and developing brochures, advertising and other materials for, national and regional franchisors. Ms. Trent's prior experience includes service as a franchising executive for Mr. Sign Franchising Corp., Burger King and Jack-in-the-Box Restaurants.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE
ACT OF 1939

         Based solely on a review of Forms 3 and 4 (and amendments thereto) furnished to the Company during its fiscal year ended June 30, 1996, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was an officer or director of the Company or the beneficial owner of more than 10% of its outstanding Preferred Stock or Common Stock, and who, during the prior or previous fiscal years, failed to file on a timely basis reports as required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

         Except for Jonathon Heller, no person who was an operating officer of the Company at June 30, 1996 received annual salary and bonus which, in the aggregate, exceeded $100,000 for the fiscal year ended June 30, 1996. In June 1995, Kevin R. Greene became Chairman of the Board of Directors of the Company. Through June 30, 1996, Mr. Greene received no cash or other compensation other than the $2,500 per year and $500 per meeting paid to directors who are not employees or beneficial owners of 10% or more of the outstanding capital stock of the Company.





                                                                                      Long-Term Compensation
                                                                                      ----------------------
                                                                                       Awards             Payouts
                                                                                       ------             -------
                                                                                     Securities
                                                                                     Underlying          All Other
                                                    Annual Compensation             Options/SARS        Compensation
                                                    -------------------             ------------        ------------
    Name and             Fiscal Year                            Other Annual
Principal Position         Ended             Salary $           Compensation             #                    $
------------------       -----------         ---------          ------------        ----------            --------
Jonathon Heller,        June 30, 1996       $108,401                 --                  --                  --
Co-President of
Building Blocks
                        July 2, 1995        $ 95,692                 --                  --                  --

                        July 3, 1994        $ 30,288                 --                  --                  --



Aggregated Option/SAR Exercises in
LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The Company has no SAR's outstanding. No stock options were exercised by any executive officer during the fiscal year ended June 30, 1996.

         The following table sets forth certain information as to the number and value of unexercised stock options held by the named officer at June 30, 1996.


                                                                          Value of Unexercised
                                 Number of Unexercised                    In-The-Money Options
                                Options at June 30, 1996                    at June 30, 1996
                                ------------------------               ---------------------------
             Name            Exercisable         Unexercisable       Exercisable*        Unexercisable*
         ------------        -----------         -------------       -----------         -------------
         Jonathon Heller       43,333               66,667                --                   --


_______________________
* None of the foregoing options were in-the-money at June 30, 1996.

         Steven E. Glass, the President and Chief Executive Officer of Building Blocks, is employed pursuant to an employment agreement which became effective April 1, 1996 and expires in February 1998. The agreement provides for a signing bonus of $10,000 and an annual salary of $112,500 the first year and $135,000 thereafter, a bonus of 5% of pre-tax profits before certain extraordinary items, an expenditure by the Company of up to $1,000 a month to provide a leased vehicle and certain related automobile expenses for Mr. Glass, and reimbursement of all business-related expenses.

         Mr. Glass has also been granted options to acquire 110,000 shares of Common Stock at $.75 per share and 20,000 shares of Common Stock at $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 1, 1996, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock or its outstanding Series A-1 Preferred Stock, (ii) each director and officer of the Company and (iii) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.



                                                                 Amount and
                                                                Nature of
                    Name and Address                            Beneficial           Percent of
Title of Class     of Beneficial Owner                          Ownership             Class(1)
-------------      -------------------                          ----------            --------
Common Stock       Arnold B. Becker                              50,000(2)                *

Common Stock       Tony Coelho                                   50,000(2)                *

Common Stock       Daniel Glass                                  50,000(2)                *

Common Stock       Kevin R. Greene(3)                           247,000(3)             2.5%

Common Stock       C. Anthony Wainwright                         50,000(2)                *

Common Stock       Cathy Zises(4)                               944,377               10.1%
                   477 Madison Avenue
                   New York, New York  10022

Common Stock       Lynn Zises                                   796,317                8.5%
                   477 Madison Avenue
                   New York, New York  10022

Common Stock       Nancy Zises
                   477 Madison Avenue
                   New York, New York  10022                    833,332                8.9%

Common Stock       Seymour W. Zises(4)                          944,377               10.1%

Common Stock       Steven E. Glass                               56,667(2)                *

Series A-1         ILM Acquisition L.P.(4)
Preferred Stock    477 Madison Avenue
                   New York, New York  10022                  2,394,130                100%

Common Stock       All directors and officers as a group      1,448,044(2)(3)(4)       14.8
                   (7 persons)

_______________________

*   Less than 1%.
(1) Based upon 9,324,738 shares of Common Stock outstanding, which does not include 213,333 shares held by an Escrow Agent or shares of Common Stock issuable upon the exercise of the options described below in footnote (2). However, in computing the respective percentages of the Common Stock beneficially owned by the holders described in footnote (2), and in calculating the percentage of the Common Stock owned by all officers and directors as a group, the shares of Common Stock subject to options described in footnote (2) were deemed outstanding.

(2) The total for each of Arnold Becker, Tony Coelho, Daniel Glass, Steven E. Glass, and C. Anthony Wainwright represents the number of shares of Common Stock purchasable pursuant to currently exercisable options held by him.

    All such options were granted pursuant to the Company's Amended and Restated 1991 Non-Qualified Stock Option Plan or the Company's 1994 Stock Option Plan, except an option for 110,000 shares granted to Steven E. Glass (of which 36,667 shares are currently exercisable).

(3) The shares reported for Mr. Greene include 243,250 shares of Common Stock issuable upon exercise of a warrant held by Value Investing Partners, Inc. of which Mr. Greene is the principal stockholder.

(4) The Shares reported for Cathy Zises include 148,060 shares held by her as custodian for her minor children. Cathy Zises is the wife of Seymour W. Zises. The shares reported for Seymour W. Zises are the shares held directly or as custodian by Cathy Zises. Mr. Zises may be deemed the beneficial owner of such shares. Mr. Zises disclaims such beneficial ownership. Shares of Series A-1 Preferred Stock owned by ILM Acquisition, L.P. ("IALP") represent all of the Company's issued and outstanding Series A-l Preferred Stock. Selig A. Zises, a brother of Seymour W. Zises, is the beneficial owner of all of the shares of Series A-1 Preferred Stock held by IALP as a result of his ownership of all of the voting securities of the general partner of the general partner of IALP. Family members of Seymour
    W. Zises are indirect beneficial owners of limited partnership interests in IALP. Seymour W. Zises disclaims any beneficial ownership of any of the Preferred Stock of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective June 1991, the Company retained the services of Healthcare Venture Management Corp. (the "Adviser"), an affiliate of ILM Acquisition, L.P. ("IALP"), as an adviser in connection with certain financial consulting services pursuant to a 20-year advisory agreement approved by the Company's shareholders (the "Advisory Agreement"). The Advisory Agreement originally provided that, for its services as adviser, the Company would pay the Adviser a monthly advisory fee in an amount equal to 3.5% of the Company's revenues from its billings for its products and services during such month.

         As a result of the Cardinal Transaction, from December 31, 1991 and until April 13, 1993, the Company did not have any revenues from billings for products and services, and, accordingly, the Adviser did not receive an advisory fee. In June 1992, the Board of Directors amended the advisory agreement to provide that until June 30, 1995, the monthly advisory fee payable pursuant to the June 20, 1991 Advisory Agreement would be an amount equal to 3.5% of the net revenues from the Company's billings for its products and services during the immediately preceding calendar month, less $20,834 per month. Because of this amendment to the Advisory Agreement, no advisory fees were paid through June 30, 1995.

         Effective June 29, 1995 the Company acquired the Adviser for 2,685,071 shares of Common Stock valued at $1,398,385 and $80,000 in cash. As a result of the acquisition the fees payable under the Advisory Agreement will be retained in the Company's consolidated results. The transaction was treated as a tax-free merger, and, in fiscal 1995, the Company took a one-time charge of $1.5 million related to the transaction.

         In connection with IALP's acquisition of a controlling interest in the Company in June 1991, the Company received from IALP $1,000,000 in cash and a $1,000,000 five year promissory note, accruing interest at 10% per annum, which was secured by the Common Stock and Preferred stock of the Company acquired by IALP. On June 29, 1995 the Company purchased the 2,817,581 shares of Common Stock held by IALP at a price of $.52 per share. The purchase was paid for through the cancellation by the Company of the $1,000,000 promissory note from IALP and of interest accrued thereon of $467,407. IALP retained ownership of 2,394,130 shares of the Registrant's Series A-1 Preferred Stock.

         As a result of the acquisition of the Advisor, (i) Lynn Zises acquired an aggregate of 9.7% of the Company's then outstanding common stock and 7.4% of the Company's then outstanding voting stock, (ii) Nancy Zises acquired directly and as custodian for her minor child an aggregate of 9.9% of the Company's then outstanding common stock and 7.6% of the Company's then outstanding voting stock, and (iii) Cathy Zises acquired directly and as custodian for her minor children an aggregate of 11.2% of the Company's then outstanding common stock and 8.7% of the Company's then outstanding voting stock.

         By virtue of its ownership of all of the outstanding shares of Series A-1 Preferred Stock, IALP controls approximately 20.4% of the voting power of the Company. Selig A. Zises, a brother of Seymour W. Zises, is the beneficial owner of all of the shares of Series A-1 Preferred Stock held by IALP as a result of his ownership of all of the voting securities of the general partner of IALP. Family members of Seymour W. Zises are indirect beneficial owners of limited partnership interests in IALP. Seymour W. Zises disclaims any beneficial ownership of any Preferred Stock of the Company.

         Each of Selig A. Zises, Cathy Zises, Lynn Zises and Nancy Zises disclaims being a control person of the Company and disclaim that any two or more of them constitute a group. Seymour W. Zises is the husband of Cathy Zises, the brother of Selig Zises, the uncle of Lynn Zises and the brother-in-law of Nancy Zises. Selig A. Zises is the father of Lynn Zises.

         Effective January 1, 1994, the Company entered into a consulting agreement with Seymour W. Zises, a director of the Company, under which Mr. Zises rendered consulting services to the Company in connection with its pursuit and evaluation of opportunities to expand its specialty retail operations. Mr. Zises received a fee of $5,000 per month and reimbursement of expenses. The agreement was terminated as of January 31, 1995.

         On November 17, 1995, the Company invested in a series of promissory notes (the "Notes") for an aggregate of $1,000,000. The Maker of the Notes was a corporation engaged in the finance industry. The Notes were automatically renewed for 90-day maturities unless the Company determined not to renew. $400,000 of the original Notes were repaid during the quarter ended March 31, 1996. The remaining Notes, each for $300,000, matured, and were paid in April 1996 and June 1996. The Notes bore interest at a rate of 15% compounded annually and payable monthly. The Notes were guaranteed by Selig A. Zises, who is a significant investor in the Maker of the Notes.

         In July 1996, pursuant to an agreement negotiated between Selig A. Zises and Kevin R. Greene, Chairman of the Board of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall. Under the agreement with Mr. Zises the Company has the right to either repay the advance without interest or to transfer to him all of the Company's rights and interests in the common stock of CM Franchise Corp. and in warrants to purchase additional shares of such Common Stock it acquired in December 1995 for a total of $224,150. Payment of the advance or transfer of the aforesaid interests is due on September 30, 1996 and the Company will transfer the rights and interests on that date.

         Reference is made to "Executive Compensation" for information as to certain compensation arrangements with, and options granted to, present and former officers and directors of the Company.

ITEM 13. EXHIBITS AND
         REPORTS ON FORM 8-K



(a) Exhibits

         See "Index to Exhibits".

    Executive Compensation Plans and Arrangements

         Exhibit 10.1  -   1991 Non-Qualified Stock Option Plan
         Exhibit 10.2  -   1994 Stock Option Plan
         Exhibit 10.7  -   Employment Agreement dated as of April 1, 1996
                           between Building Blocks and Steven E. Glass
         Exhibit 10.8  -   Option Agreement dated April 12, 1996 between
                           Registrant and Steven E. Glass
         Exhibit 10.9  -   Option Agreement dated October 2, 1995 between
                           Registrant and Steven E. Glass
         Exhibit 10.13 -   Option Agreement dated March 7, 1994 between
                           Registrant and Jonathon Heller
         Exhibit 10.14 -   Option Agreement dated November 1, 1994 between
                           Registrant and Jonathon Heller

(b) Reports on Form 8-K

    None.

                                      SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 27, 1996             SPECIALTY RETAIL GROUP, INC.

                                       By:KEVIN R. GREENE
                                          ---------------------------------
                                            Chairman of the Board,
                                            Chief Executive and
                                            Financial Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Arnold B. Becker                        September 27, 1996
    -------------------------
    Arnold B. Becker
    Director


                                            September   , 1996
    -------------------------
    Tony Coelho
    Director


                                            September   , 1996
    -------------------------
    Daniel Glass
    Director


    Kevin R. Greene                         September 27, 1996
    -------------------------
    Kevin R. Greene,
    Director


    C. Anthony Wainwright                   September 27, 1996
    -------------------------
    C. Anthony Wainwright
    Director


    Seymour W. Zises                        September 27, 1996
    -------------------------
    Seymour W. Zises
    Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
   Specialty Retail Group, Inc.

We have audited the consolidated balance sheet of Specialty Retail Group, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 52 weeks ended
June 30, 1996 and the 53 weeks ended July 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Retail Group, Inc. and subsidiary at June 30, 1996, and the results of their operations and their cash flows for the 52 weeks ended June 30, 1996 and the 53 weeks ended July 2, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP



New York, NY

September 20, 1996

                                   SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARY


                                                    CONSOLIDATED BALANCE SHEET



JUNE 30, 1996
-------------
ASSETS
CURRENT:
  Cash and cash equivalents                                               $    387,006
  Inventory                                                                  1,281,777
  Other current assets                                                         129,538
                                                                            ----------
       TOTAL CURRENT ASSETS                                                  1,798,321
PROPERTY AND EQUIPMENT, NET (NOTE 3)                                           778,326
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $223,925                          143,032
EQUITY INVESTMENT (NOTES 4 AND 12)                                             179,744
OTHER ASSETS, PRIMARILY SECURITY DEPOSITS                                      103,255
                                                                            ----------
                                                                          $  3,002,678
                                                                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                                        $  1,252,432
  Accrued liabilities                                                          856,024
                                                                            ----------
       TOTAL CURRENT LIABILITIES                                             2,108,456
                                                                            ----------
LEGAL SETTLEMENT - EQUITY TO BE ISSUED (NOTE 5)                                570,000
                                                                            ----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY (NOTES 6 AND 7)
Series A-1 preferred stock, $.001 par value - shares authorized
  10,000,000; issued and outstanding 2,394,130                                   2,394
Common stock, $.001 par value - shares authorized 100,000,000; issued
  and outstanding 8,674,738                                                      8,675
  Additional paid-in capital                                                11,004,220
  Accumulated deficit                                                      (10,515,403)
  Treasury stock, 240,500 shares                                              (175,664)
                                                                            ----------
       TOTAL STOCKHOLDERS' EQUITY                                              324,222
                                                                            ----------
                                                                          $  3,002,678
                                                                            ==========

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARY

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  52 WEEKS ENDED      53 weeks ended
                                                                   JUNE 30, 1996        July 2, 1995
                                                                  --------------      --------------
NET SALES                                                            $7,126,444          $5,629,643
COST OF SALES                                                         4,136,490           3,286,273
                                                                      ---------           ---------
     GROSS PROFIT                                                     2,989,954           2,343,370
OPERATING COSTS:
  Selling                                                             3,159,280           2,438,024
  General and administrative                                          2,143,541           2,925,557
  Restructuring and other expenses (Note 10)                            660,767           2,788,626
                                                                      ---------           ---------
LOSS FROM OPERATIONS                                                 (2,973,634)         (5,808,837)
OTHER INCOME (EXPENSE:)
  Interest income, net of interest expense of $-0- and $28,316          110,437             338,498
  Loss on equity investment (Note 4)                                    (44,406)                  -
  Legal settlement - noncash (Note 5)                                  (570,000)                  -
  Other income                                                          124,955                   -
                                                                      ---------           ---------
     LOSS BEFORE INCOME TAX EXPENSE                                  (3,352,648)         (5,470,339)
INCOME TAX EXPENSE (NOTE 8)                                              26,020              29,000
                                                                      ---------           ---------
LOSS FROM OPERATIONS                                                $(3,378,668)        $(5,499,339)
                                                                      =========           =========
PER SHARE AMOUNTS:
  Net loss                                                                $(.39)              $(.63)
                                                                      =========           =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  8,674,738           8,660,063
                                                                      =========           =========


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARY


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

52 WEEKS ENDED JUNE 30, 1996 AND 53 WEEKS ENDED JULY 2, 1995
------------------------------------------------------------

                                      Preferred stock                  Common stock
                                      ---------------                  ------------            Additional
                               Number of                          Number of                     paid-in
                                 shares             Amount        shares           Amount       capital
                               --------             ------        ---------        ------       -------
BALANCE, JULY 3, 1994        2,394,130              $2,394       8,807,248        $8,807     $10,940,903
Interest on subscription
  note receivable (Note 6)           -                   -               -             -         132,647
Note redemption (Note 6)             -                   -      (2,817,581)       (2,817)     (1,465,030)
Shares repurchased                   -                   -               -             -               -
HVM acquisition                      -                   -       2,685,071         2,685       1,395,700
Net loss                             -                   -               -             -               -
                             ---------               -----       ---------         -----      ----------
BALANCE, JULY 2, 1995        2,394,130               2,394       8,674,738         8,675      11,004,220
Net loss                             -                   -               -             -               -
                             ---------               -----       ---------         -----      ----------
BALANCE, JUNE 30, 1996       2,394,130              $2,394       8,674,738        $8,675     $11,004,220
                             ---------               -----       ---------         -----      ----------
                             ---------               -----       ---------         -----      ----------


                               Stock
                            subscription           Retained
                               note and            earnings                             Total
                               interest         (accumulated           Treasury       equity
                             receivable            deficit)             stock      stockholders'
                             ----------          ---------             --------    ------------

BALANCE, JULY 3, 1994      $(1,335,203)       $ (1,637,396)         $       -     $ 7,979,505
Interest on subscription
  note receivable (Note 6)    (132,644)                  -                  -               3
Note redemption (Note 6)     1,467,847                   -                  -               -
Shares repurchased                   -                   -           (175,664)       (175,664)
HVM acquisition                      -                   -                  -       1,398,385
Net loss                             -          (5,499,339)                 -      (5,499,339)
                             ----------         ----------            -------       ---------
BALANCE, JULY 2, 1995                -          (7,136,735)          (175,664)      3,702,890
Net loss                             -          (3,378,668)                 -      (3,378,668)
                             ----------         ----------            -------       ---------
BALANCE, JUNE 30, 1996     $         -        $(10,515,403)         $(175,664)    $   324,222
                             ----------         ----------            -------       ---------
                             ----------         ----------            -------       ---------



                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARY


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (NOTE 9)
                                                                         ======

                                                    52 WEEKS ENDED       53 weeks ended
                                                     JUNE 30, 1996        July 2, 1995
                                                     -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(3,378,668)        $(5,499,339)
                                                        ---------           ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                          307,248             492,962
   Loss on disposal of equipment                          699,674             575,782
   Loss on investment in equity acquisition                44,406                   -
   Legal settlement - stock to be issued                  570,000                   -
(Increase) decrease in:
   Inventory                                              120,099            (777,776)
   Other current assets                                   (11,213)            179,419
   Other assets                                           (45,116)             (1,124)
(Increase) decrease in:
   Accounts payable and accrued liabilities              (496,330)          1,346,279
                                                        ---------           ---------
       TOTAL ADJUSTMENTS                                1,188,768           1,815,542
                                                        ---------           ---------
       NET CASH USED IN OPERATING ACTIVITIES           (2,189,900)         (3,683,797)
                                                        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment                 (112,132)         (1,944,527)
 Equity investment (Note 4)                              (224,150)                  -
                                                        ---------           ---------
       NET CASH USED IN INVESTING ACTIVITIES             (336,282)         (1,944,527)
                                                        ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 HVM acquisition (Note 10)                                      -           1,398,388
 Repurchase of treasury stock                                   -            (175,664)
 Repayment of notes payable                                     -            (317,632)
                                                        ---------           ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                -             905,092
                                                        ---------           ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,526,182)         (4,723,232)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            2,913,188           7,636,420
                                                        ---------           ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $387,006          $2,913,188
                                                        =========           =========


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARY


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND             GENERAL
     SUMMARY OF
     SIGNIFICANT
     ACCOUNTING POLICIES      Specialty Retail Group, Inc. (the "Company") is a
                              holding company engaged in the operation and franchising of retail speciality toy stores. The
                              Company is also exploring opportunities for business combinations.

                              Building Blocks, Inc. ("Building Blocks" or the "Subsidiary") operates a specialty educational and developmental toy store chain which, at June 30, 1996, consisted of ten stores located in Connecticut, New York, and Massachusetts.

                              Subsequent to June 30, 1996, the Company formed a wholly-owned subsidiary, Building Blocks Holdings, Inc., which formed Building Blocks Franchise Corp. ("Building Blocks Franchise"). Building Blocks Franchise grants franchises to qualified candidates for the operation of Building Blocks retail stores.

                              FISCAL YEAR

                              The Company has elected its fiscal year to be based on a 52/53-week fiscal year ending on the Sunday closest to June 30. Fiscal 1996 and 1995 consisted of 52 and 53 weeks, respectively.

                              PRINCIPLES OF CONSOLIDATION

                              The consolidated financial statements include the accounts of the Company and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

                              CASH EQUIVALENTS

                              Cash equivalents consist principally of treasury securities and highly liquid money market accounts purchased with an original maturity of three months or less. Such accounts are carried at cost plus accrued interest, which approximates market.

                              INVENTORIES

                              Inventories are principally stated at the lower of cost, determined by the retail inventory method on the first-in, first-out (FIFO) basis.

                              PROPERTY AND EQUIPMENT

                              Property and equipment are stated at cost.
                              Depreciation is provided on the straight-line method over the estimated useful lives of approximately 3 to 7 years for furniture, fixtures and equipment. Leasehold improvements are amortized over 10 years or the related lease term, whichever is shorter.

                              REVENUE RECOGNITION

                              Revenue from sales of the Company's products is recognized at the time of sale.
                                                                             F-6

                              GOODWILL

                              The excess of purchase price over the fair value of net assets acquired is being amortized on the straight-line method over 15 years. The Company's policy is to evaluate goodwill for potential impairment of value at each balance sheet date, by analyzing operating results and related cash flows, trends and prospects as well as competitive and economic factors.

                              STORE OPENING AND CLOSING COSTS

                              The Company follows the practice of deferring store pre-opening costs, expensing such amounts over a 12-month period. The costs associated with store closings are accrued when the decision is made to close the location.

                              DEFERRED RENT

                              Cash payments for rent obligations were $1,093,000 and $843,000, respectively, for the 52 weeks ended June 30, 1996 and the 53 weeks ended July 2, 1995. Accounting principles require that future rental increments be accrued on a straight-line basis over the term of the lease. The noncash additional rental accruals reflected in the consolidated financial statements amount to $116,000 and $176,000 for the 52 weeks ended June 30, 1996 and the 53 weeks ended July 2, 1995, respectively.

                              INCOME TAXES

                              The Company adopted Statement of Financial
                              Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which calls for the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred income tax (benefit) expense is measured by the change in deferred income tax assets or liabilities during the year. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                              PER SHARE DATA

                              Per share data is calculated based on the weighted average number of shares of common stock outstanding during the period. The Company's outstanding stock options are excluded from the fiscal 1996 and 1995 computations as their effect would be antidilutive or immaterial during these periods.

                              USE OF ESTIMATES

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              The carrying amounts of cash and cash
                              equivalents, other current assets, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

                              LONG-LIVED ASSETS

                              During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement in fiscal 1997 is not expected to have a significant impact on the Company's financial statements.

                              STOCK OPTIONS

                              The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company or the Company incurs liabilities to employees in amounts based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not anticipate adopting the fair value method encouraged by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                              PRESENTATION OF PRIOR YEAR DATA

                              Certain reclassifications have been made to conform prior year data with the current presentation.

2.   GOING CONCERN            The accompanying financial statements have been
                              prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company has incurred losses of approximately $10,515,000 from inception through June 30, 1996, including significant losses in the last two fiscal years.
                              This condition raises substantial doubt about the Company's ability to continue as a going concern.

                              Management intends to close certain of Building Blocks' stores before the 1996 holiday season and to consolidate inventories from these stores at its other stores. Building Blocks Franchise and Building Blocks are also actively seeking other potential franchisees to acquire Building Blocks-operated stores and their leases, fixtures and inventories. Building Blocks Franchise is, simultaneously, pursuing the sale of franchises for new locations. At September 20, 1996, franchises had been sold for Dallas, Texas and Chicago, Illinois.

                              The Company's present plan contemplates that any Building Blocks-operated stores in operation after January 1997 will be transferred to franchisees or will otherwise be phased out by the Spring of 1997 and that the Company will thereafter limit its retail toy activities to franchising by Building Blocks Franchise. The Company's ability to generate adequate cash flow to sustain its to sustain its planned activities beyond
                              December 31, 1996 is therefore dependent upon the success Building Blocks achieves in its plans to transfer Building Blocks-operated stores to franchisees and upon Building Blocks Franchise's ability to sell additional franchises which, in turn, may be affected by Building Blocks' financial condition and the closing or franchising of Building Blocks-operated stores. It is expected that cash generated by Building Blocks will be applied to reduce its accounts payable and other obligations and will not be available to fund Building Blocks Franchise's operations. Building Blocks Franchise will rely upon cash currently held by the Company and franchise revenues.

                              There can be no assurance as to the ultimate outcome of any of the foregoing matters, and the Company may require additional working capital, in amounts which could be substantial. There can be no assurances that any working capital will be available on acceptable terms or at all.

                              The Company is also seeking opportunities for a business combination with an operating company (a "Business Combination"). The Company intends to attempt to negotiate a Business Combination for stock of the Company. There are no agreements or understandings with respect to any Business Combination. Management believes that the Company's status as a publicly-traded company and its net operating loss carryforward ("NOL") will be attractive to a privately-held operating company. However, there can be no assurance that the Company will be able to locate a potential party to a Business Combination or negotiate a Business Combination on terms satisfactory to the Company or at all.

3.   PROPERTY AND             JUNE 30, 1996
     EQUIPMENT
                              Leasehold improvements                   $656,892

                              Equipment                                 231,608

                              Furniture and fixtures                    393,035
                                                                      ---------
                                                                      1,281,535
                              Less:  Accumulated depreciation
                                     and amortization                  (503,209)
                                                                      ---------
                                                                       $778,326
                                                                      =========

4.   EQUITY INVESTMENT        On December 14, 1995, the Company acquired 25% of
                              the common stock of CM Franchise Corp. ("CM"), a franchisor of specialty carpet retailers operating under the registered trademark of "Carpet Master" for a total consideration of $224,150. In addition, as part of the transaction, the Company also obtained an option to purchase an additional
                              12.5% of CM's common stock. The Company has accounted for this transaction using the equity method. Following is a summary of the Company's investment in CM for the year ended June 30, 1996:


                              Purchase of 25% interest in CM           $224,150

                              Less:  25% share in net loss of
                                     investee                           (44,406)
                                                                       --------
                              Balance in equity investment at
                               June 30, 1996                           $179,744
                                                                       ========

                              This investment has been pledged as collateral (see Note 12).

5.   COMMITMENTS,             LEGAL SETTLEMENT - NONCASH
     CONTINGENCIES AND
     OTHER                    The Company was a party defendant in a lawsuit
                              with an individual (the "Plaintiff") who was an officer and director of the Company when it operated a medical laboratory business which it sold in 1991. The Plaintiff alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud and interference with respect to the inspection of corporate records. The Plaintiff claimed he was entitled to a termination payment of approximately $1,400,000 pursuant to an employment agreement with the Company. The Company vigorously defended itself against the Plaintiff's allegations and vigorously prosecuted its counterclaims. During the fourth quarter of fiscal 1995, the Company recorded a liability of $250,000 related to legal fees for this matter.

                              During August 1996, the Company settled this litigation, without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or by the release to the holders of an additional 213,333 shares of common stock being held by an escrow agent.

                              As a result of this settlement, the Company recorded a noncash expense of $570,000 which appears as "Legal Settlement - noncash" in the accompanying consolidated statement of operations for the year ended June 30, 1996. The $570,000 noncash expense is based on the market value of the Company's common stock when the parties reached an agreement to settle.

                              OTHER LEGAL PROCEEDINGS

                              At September 20, 1996, landlords at three mall stores which were closed between June and September 1996 had instituted legal proceedings against Building Blocks for rent arrearages in the aggregate amount of approximately $200,000 and additional damages of approximately $470,000 for breaches of the underlying leases. Building Blocks is actively defending these damages claims and believes that such claims are subject to substantial reduction. Management is engaged in settlement discussions with the landlords of these three malls and believes, although there can be no assurance, that it can reach settlements which will be within Building Blocks' anticipated use of its expected cash resources after completion of the plan described in Note 2. The Company has accrued substantially all rent in arrears through June 30, 1996. No amount has been accrued for damages pending the outcome of the settlement negotiations. Building Blocks is also attempting to renegotiate the terms of a lease on a fourth mall store. Building Blocks has received a notice of default from the landlord of this store with respect to approximately $114,000 of rent it has withheld.

                              LEASE COMMITMENTS

                              The Company leases office space and retail stores under various noncancellable long-term operating lease agreements for periods ranging from approximately three to ten years. Most leases require the payment of taxes, insurance, common area charges and/or maintenance.

                              As of June 30, 1996, the Company is committed for aggregate future rentals (exclusive of taxes, insurance, common area charges and maintenance) for the next five fiscal years and thereafter under noncancellable operating leases for various facilities as follows:


                              FISCAL
                              ------
                              1997                                    $1,067,347
                              1998                                       746,380
                              1999                                       693,729
                              2000                                       615,854
                              2001                                       527,984
                              Thereafter                               1,888,661
                                                                       ---------
                                                                      $5,539,955
                                                                       =========

                              The above table excludes the commitments related to the leases for the three mall stores which were closed during the period June through September 1996. As noted above, the Company is engaged in settlement discussions with the landlords of these three stores.

                              Rent expense, excluding executory costs, for all operating leases approximated $1,214,000 and $1,020,000 for the fiscal years ended June 30, 1996 and July 2, 1995, respectively.

                              The Company's real estate advisory and consulting division results of operations for fiscal 1996 and 1995 were not material.

6.   STOCK TRANSACTIONS       Effective June 29, 1995, the Company acquired
                              Healthcare Venture Management Corp. ("HVM"), an affiliate of ILM Acquisition, L.P. ("IALP"), for
                              2,685,071 shares of common stock. As a result of the acquisition, the Company will consolidate payment to HVM of a 3.5% consulting fee on revenues through 2011. The cost of the acquisition has been charged to other expenses in fiscal 1995
                              (see Note 10).

                              In connection with IALP's acquisition of a controlling interest in the Company in June 1991, the Company received from IALP $1,000,000 in cash and a $1,000,000 five-year promissory note, accruing interest at 10% per annum, which was secured by the common stock and preferred stock of the Company acquired by IALP. On June 29, 1995, the Company purchased the 2,817,581 shares of common stock held by IALP at a price of $.52 per share. The purchase was paid for through the cancellation by the Company of the $1,000,000 promissory note from IALP and interest accrued thereon of $467,407. IALP retained ownership of 2,394,130 shares of the Registrant's Series A-1 preferred stock.

7.   STOCK OPTION PLANS       In December 1991 and October 1994, the Company
                              established the 1991 Nonqualified Stock Option
                              Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 700,000 and 500,000 shares, respectively, of the Company's common stock could be issued to officers, directors, employees and independent contractors of the Company. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The
                              Committee has authority, subject to the terms of the Plans, to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of June 30, 1996, an aggregate of 610,000 shares remain available for future grant of options under the Plans.

                              Nonqualified stock option activity has been as follows:


                                                                Number of        Exercise price
                                                                 shares             per share
                                                                ---------        --------------
                              Outstanding at July 3, 1994        510,000        $1.50 to $2.3125

                              Granted                            300,000         $1.00 to $1.50

                              Expired/cancelled                 (250,000)        $1.50 to $2.00

                              Exercised                                -               -
                                                                --------         ---------------
                              Outstanding at July 2, 1995        560,000        $1.00 to $2.3125

                              Granted                            130,000         $.75 to $1.00

                              Expired/cancelled                 (100,000)       $1.00 to $1.50

                              Exercised                                -               -
                                                                --------         ---------------
                              Outstanding at June 30, 1996       590,000         $.75 to $2.3125
                                                                ========         ===============


                              Pursuant to the Plan, the exercise price of shares is determined by the Committee at the time of grant but may not be less than the lesser of
                              (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock at the date of grant. All options granted to date have approximated the then current fair market value. The term of an option may not exceed 10 years from the date of the grant. Unless otherwise determined by the Committee, options granted vest and become exercisable at a rate of at least 33-1/3% per year from the date of the grant. Of the outstanding options to purchase 590,000 shares, 466,667 were fully vested at June 30, 1996.

8.   INCOME TAXES             The components of the income tax provision are
                              as follows:

                              YEAR ENDED            JUNE 30, 1996  JULY 2, 1995
                                                    -------------  ------------
                              Current income taxes:
                                Federal                        $-            $-
                                State                      26,020        29,000
                                                           ------        ------
                                                           26,020        29,000
                                                           ------        ------
                              Deferred income taxes:
                                Federal                (3,542,000)   (2,362,000)
                                State                  (1,041,000)     (705,000)
                                                        ---------     ---------
                                                       (4,583,000)   (3,067,000)
                                                        ---------     ---------
                              Valuation allowance       4,583,000     3,067,000
                                                        ---------     ---------
                                Total                     $26,020       $29,000
                                                        =========     =========

                              Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                       52 weeks      53 weeks
                                                   ended June 30,  ended July 2,
                                                         1996           1995
                                                       ----------   ------------

                              Deferred tax assets:
                                Depreciation              $43,000      $44,000
                                Straight-line rent        119,000       78,000
                                Federal and state
                                income tax operating
                                loss carryforwards      4,583,000    2,945,000
                                                        ---------    ---------
                                                        4,745,000    3,067,000
                              Valuation allowances      4,745,000    3,067,000
                                                        ---------    ---------
                                                       $        -   $        -
                                                        =========    =========

                              At June 30, 1996, there were net operating loss carryforwards of approximately $10,049,000 available for Federal and state income tax purposes expiring over the next five to fifteen years, depending on the jurisdiction, which may provide future benefit for income taxes.

9.   SUPPLEMENTAL             The Company paid approximately $35,000 and
     DISCLOSURES OF CASH      $23,000 for income taxes during the 52 weeks
     FLOW INFORMATION         ended June 30, 1996 and the 53 weeks ended July 2,
                              1995, respectively, and $28,000 for interest during the 53 weeks ended July 2, 1995.

10.  RESTRUCTURING AND        As discussed in Note 1, the Company's policy is to
     OTHER EXPENSES           accrue store-closing expenses when the decision is
                              made to close a location. Accordingly, for the year ended June 30, 1996, the Company recorded restructuring and other expense charges of $660,767 for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.

                              Effective June 29, 1995, the Company acquired Healthcare Venture Management Corp. ("HVM") for 2,685,071 shares of common stock and, as a result of the acquisition, the consulting agreement with HVM, whereby HVM is entitled to receive 3.5% of the Company's revenues through 2011, is consolidated in the Company's results. HVM's only asset was its consulting agreement with the Company. Other expenses during the year ended July 2, 1995 include a charge of approximately $1.5 million in connection with the issuance of these shares and the cancellation of the consulting agreement. In addition, other expenses include approximately $1.2 million of costs pertaining to the writedown of goodwill, severance pay, litigation and the closing of certain stores.

11.  RELATED PARTY            Effective January 1, 1994, the Company entered
     TRANSACTIONS             into a consulting agreement with Seymour W. Zises,
                              a director of the Company, under which Mr. Zises rendered consulting services to the Company in connection with its pursuit and evaluation of opportunities to expand its specialty retail operations. Mr. Zises received a fee of $5,000 per month and reimbursement of expenses. The agreement was terminated as of January 31, 1995.

                              On November 17, 1995, the Company invested in a series of promissory notes (the "Notes") for an aggregate of $1,000,000. The maker of the Notes was a corporation engaged in the finance industry. The Notes were automatically renewed for 90-day maturities unless the Company determined not to renew. $400,000 of the original Notes were repaid during the quarter ended March 31, 1996. The remaining Notes, each for $300,000, matured and were paid in April 1996 and June 1996. The Notes bore interest at a rate of 15% compounded annually and payable monthly. The Notes were guaranteed by Selig A. Zises, who is a significant investor in the maker of the Notes and may be deemed to be the beneficial owner of the Company's outstanding Series A-1 Preferred Stock.

12.  SUBSEQUENT EVENT         In July 1996, pursuant to an agreement negotiated
                              between Selig A. Zises and Kevin R. Greene,
                              Chairman of the Board of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall. Under the agreement with Mr. Zises, the Company has the right to either repay the advance without interest or to transfer to him all of the Company's rights and interests in the common stock of CM Franchise
                              Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995 for a total of $224,150. Payment of the advance or transfer of the aforesaid interests is due on September 30, 1996.
                              The Company intends to transfer the rights and interests in satisfaction of the debt on that date.

                                INDEX TO EXHIBITS


Exhibit
  No.       Description
-------     -----------

 3.1 Articles of Incorporation (incorporated by reference to the Company's Current Report in Form 8-K dated July 2, 1991)

 3.2 Amended and Restated By-Laws (incorporated by reference to the Exhibit 3.2 to Form 10-KSB for the year ended July 2, 1995)

10.1 1991 Non-Qualified Stock Option Plan (incorporated by reference to the Exhibit 10.23 to Form 10-KSB for the year ended June 30, 1992)

10.2 1994 Stock Option Plan (incorporated by reference to the Form 10-KSB for the year ended July 2, 1995)

10.3 Agreement of Settlement and Compromise dated August 22, 1996 by and between Peter Sayet and Registrant

10.4 Registration Rights Agreement dated as of August 22, 1996 by and among Peter Sayet, a selling stockholder and Registrant

10.5 Escrow Agreement dated August 22, 1996 by and among Peter Sayet, a selling stockholder, Registrant and the Escrow Agent

10.6 Escrow Agreement dated August 22, 1996 by and among Peter Sayet, a selling stockholder, Registrant and the Escrow Agent

10.7 Employment Agreement dated as of April 1, 1996 between Building Blocks and Steven E. Glass

10.8        Option Agreement dated April 12, 1996 between Registrant and Steven
            E. Glass

10.9        Option Agreement dated October 2, 1995 between Registrant and Steven
            E. Glass

10.10       Agreement dated as of July 29, 1996 between Registrant and Selig A.
            Zises

10.11 Agreement dated June 29, 1995 between Registrant and ILMA (incorporated by reference to Exhibit 2.1 to Form 8-K dated June 29,
            1995)

10.12 Agreement and Plan of Merger dated June 30, 1995 between Registrant and HVMC (incorporated by reference to Exhibit 2.2 to Form 8-K dated June 29, 1995)

10.13 Option Agreement dated March 7, 1994 between Registrant and Jonathon Heller (incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended July 2, 1995)

10.14 Option Agreement dated March 1, 1995 between Registrant and Jonathon Heller (incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended July 2, 1995)

21.         Subsidiaries of Registrant

23.         Consent of BDO Seidman, LLP