Form 10QSB
period 1996-09-29
SPECIALTY RETAIL GROUP INC
filed 1996-11-14
CIK 824109

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[Mark  One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 29, 1996 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the Transition period from ________ to _______

Commission File Number     0-18707

                          SPECIALTY RETAIL GROUP, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

        Florida                                            59-2824411
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X     No___

On November 5, 1996, 9,538,071 shares of the issuer's Common Stock were outstanding.

                              There are no exhibits

                          SPECIALTY RETAIL GROUP, INC.

                                     INDEX


PART I -  FINANCIAL INFORMATION                                             PAGE

Item 1 -  Financial Statements

     Condensed Consolidated Financial Statements as of September 29, 1996

          Condensed Consolidated Balance Sheet at                             3
          September 29,  1996 (unaudited)

          Condensed Consolidated Statements of                                4
          Operations for the thirteen-week periods ended
          September 29,  1996 and October 1,  1995 (unaudited)

          Condensed Consolidated Statements of                                5
          Cash Flows for the thirteen-week periods ended
          September 29,  1996 and October 1,  1995 (unaudited)

          Notes to the Condensed Consolidated Financial Statements            6
          as of September 29,  1996 (unaudited)

Item 2 -  Management's Discussion and Analysis or Plan                        9
          of Operations


PART II -  OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13


Item 6 - Exhibits and Reports on Form 8-K                                     14
      Signature                                                               15

                          Specialty Retail Group, Inc.
                      Condensed Consolidated Balance Sheet
                                  (unaudited)
                            as at September 29, 1996

ASSETS
  Current Assets:
   Cash and cash equivalents                                       $    166,489
   Inventory                                                          1,066,592
   Other Current Assets                                                 124,077
--------------------------------------------------------------------------------
      Total Current Assets                                            1,357,158
 Property and equipment, net                                            752,118
 Goodwill, net                                                          139,957
 Other assets, primarily security deposits                              100,645
--------------------------------------------------------------------------------
       TOTAL ASSETS                                                $  2,349,878
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Accounts Payable                                                $  1,277,169
   Accrued liabilities                                                  936,135
--------------------------------------------------------------------------------
      Total Current Liabilities                                       2,213,304
--------------------------------------------------------------------------------

Commitments and contingencies (Note 4)
  Stockholders' equity:
   Series A-1 Preferred Stock; 10,000,000 shares
   authorized; $.001 par value; issued and
   outstanding, 2,394,130 shares                                          2,394
   Common Stock; 100,000,000 shares authorized; $.001
   par value; 9,538,071 issued and outstanding                            9,538
   Additional paid in capital                                        11,573,357
   Accumulated deficit                                              (11,273,051)
   Treasury stock- 240,500 shares at cost                              (175,664)
--------------------------------------------------------------------------------
      Total stockholders' equity                                        136,574
--------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,349,878
================================================================================

See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                             Condensed Consolidated
                            Statements of Operations
                                  (UNAUDITED)


================================================================================
                                                 13 weeks ended   13 weeks ended
                                                  September 29,     October 1,
                                                      1996             1995
--------------------------------------------------------------------------------
Net Sales                                          $ 1,247,293      $ 1,408,573
Cost of Sales                                          819,507          738,181
--------------------------------------------------------------------------------
Gross Profit                                           427,786          670,392

Operating Expenses:
  Selling                                              779,286          704,619
  General and Administrative                           454,896          415,909
--------------------------------------------------------------------------------
   Loss  from operations                              (806,396)        (450,136)

Other income:
Interest income                                            786           28,302
Miscellaneous Income                                     2,706            2,019
Gain on extinguishment of debt-Note 3                   45,256             --

--------------------------------------------------------------------------------
    Loss before income tax expense                    (757,648)        (419,815)

Income tax expense                                        --               --
--------------------------------------------------------------------------------
  Net Loss                                         $  (757,648)     $  (419,815)
================================================================================
 Per share amounts:
    Net Loss                                       $     (0.08)     $     (0.05)
================================================================================
Weighted average number of
common shares outstanding                            9,538,071        8,674,738
================================================================================


See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                      Condensed Consolidated Statements of
                                   Cash Flows
                                  (Unaudited)

================================================================================
                                                 13 weeks ended   13 weeks ended
                                                  September 29,     October 1,
                                                      1996             1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                             $  (757,648)   $  (419,815)
--------------------------------------------------------------------------------
  Adjustments made to reconcile net loss
  to net cash used in operating activities:
       Depreciation and amortization                      37,041         69,996
       Gain on extinguishment of debt (Note 3)           (45,256)
       (Increase) decrease in inventory                  215,185       (252,854)
       Decrease in other current assets                    5,461          4,064
       (Increase) in other assets                         (1,931)       (36,808)
       Increase (decrease) in accounts payable
       and accrued liabilities                           104,850       (550,348)
--------------------------------------------------------------------------------
              Total adjustments                          315,350       (765,950)
--------------------------------------------------------------------------------
              Net cash used in activities               (442,298)    (1,185,765)
--------------------------------------------------------------------------------

Cash flows from investing activities:
--------------------------------------------------------------------------------
       Expenditures for property and equipment            (3,219)       (24,427)
--------------------------------------------------------------------------------
              Net cash used in investing
              activities                                  (3,219)       (24,427)
--------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from borrowings (note 3)                        225,000
--------------------------------------------------------------------------------
              Net cash provided by financing
              activities                                 225,000           --
--------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (220,517)    (1,210,192)
Cash and cash equivalents, beginning of period           387,006      2,913,188
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   166,489    $ 1,702,996
================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities:

On August 26, 1996 , the Company issued 650,000 shares of its Common Stock valued at $570,000 as part of a legal settlement.This item appeared as "Legal settlement-equity to be issued," in the Company's June 30, 1996 Consolidated Balance Sheet. Please refer to Note 4 in the accompanying notes for a further discussion of this matter.

See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 29, 1996

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial information included in this report has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-KSB for the year ended June 30, 1996, as filed with the Securities and Exchange Commission and should be read in conjunction with such financial statements.

     The Condensed Consolidated Balance Sheet of Specialty Retail Group, Inc. (the "Company") as of September 29, 1996 and the Condensed Consolidated Statements of Operations for the three months ended September 29, 1996 and October 1, 1995, and of the Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 1996 and October 1, 1995 reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of September 29, 1996 and its results of operations and cash flows for the periods presented. The results of operations for the period are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company has incurred losses of $ 11,273,051 from inception through September 29, 1996, including significant losses in the last two fiscal years. This condition raises substantial doubt about the Company's ability to continue as a going concern.

     In October 1996 Building Blocks closed three mall stores and consolidated inventories from these stores at its other stores. Building Blocks Franchise Corporation ("BBFC"), a wholly-owned subsidiary of the Company established in July 1996, and Building Blocks are also actively seeking other potential franchisees to acquire Building Blocks-operated stores and their leases, fixtures and inventories. BBFC is, simultaneously, pursuing the sale of franchises for new locations. At September 29, 1996, franchises had been sold for Dallas, Texas and Chicago, Illinois.

     The Company's present plan contemplates that any Building Blocks-operated stores in operation after January 1997 will be transferred to franchisees or will otherwise be phased out by the Spring of 1997 and that the Company will thereafter limit its retail toy activities to franchising by BBFC. The Company's ability to generate adequate cash flow to sustain its planned activities beyond December 31, 1996 is therefore dependent upon the success Building Blocks achieves in its plans to transfer Building Blocks-operated stores to franchisees and upon BBFC's ability to sell additional franchises and which, in turn, may be affected by Building Blocks' financial condition and the closing or franchising of Building Blocks-operated stores. It is expected that cash generated by Building Blocks will be applied to reduce its accounts payable and other obligations and will not be available to fund BBFC's operations. BBFC will rely upon cash currently held by the Company and franchise revenues.

     There can be no assurance as to the ultimate outcome of any of the foregoing matters, and the Company may require additional working capital, in amounts which could be substantial. There can be no assurances that any working capital will be available on acceptable terms or at all.

     The Company is also seeking opportunities for a business combination with an operating company (a "Business Combination"). The Company intends to attempt to negotiate a Business Combination for stock of the Company. There are no agreements or understandings with respect to any Business Combination. Management believes that the Company's status as a publicly-traded company and its net operating loss carryforward "NOL") will be attractive to a privately-held operating company. However, there can be no assurance that the Company will be able to locate a potential party to a Business Combination or negotiate a Business Combination on terms satisfactory to the Company or at all.

3.   Equity Investments

     Effective December 14, 1995, the Company acquired 25% of the Common Stock of CM Franchise Corp., a franchiser of specialty carpet retailers operating under the registered trademark of "Carpet Master" for a total consideration of $224,150. In addition, as part of the transaction, the Company also obtained an option to acquire an additional 12.5% of CM Franchise Corp.'s common stock. The Company accounted for this transaction using the equity method.

     In July 1996, the Company received a loan of $225,000 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995 . The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $45,256 gain on this transaction in the accompanying Condensed Consolidated Statements of Operations for the 13 weeks ended September 29, 1996.

4.   Commitments and Contingencies

     Legal Settlement-Issuance of Common Stock

     The Company was a party defendant in a lawsuit with a former officer, director and shareholder who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to the inspection of corporate records. The Plaintiff claimed he was entitled to a termination payment of $1,400,000 pursuant to an employment agreement with the Company.

     During August 1996, the Company settled this litigation without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or by the release to the holders of an additional 213,333 shares of common stock currently being held by an escrow agent.

Other Legal Proceedings

     At June 30, 1996, landlords at three mall stores which were closed between June and October 1996 had instituted legal proceedings against Building Blocks for rent arrearages in the aggregate amount of approximately $200,000 and additional damages of approximately $470,000 for breaches of the underlying leases. At September 29, judgments for rent arrearages and damages totaling $190,000 had been entered against Building Blocks and claims for rent arrearages of $47,000 and damages of $140,000 remained unresolved. Building Blocks is actively defending the damages claims and believes that such claims are subject to substantial reduction. In October 1996, the Company closed three additional mall stores, as to one of which a suit for $130,000 of back rent is pending, and as to the other two of which Building Blocks settled its lease obligations for an aggregate payment of $10,000. Management is engaged in settlement discussions with the landlords of all of these malls and believes, although there can be no assurances, that it can reach settlements which will be within Building Blocks' anticipated use of its expected cash resources after completion of the plan described in Note 2. The Company has accrued substantially all the rent in arrears through September 29, 1996. No amount has been accrued for damages pending the outcome of the settlement negotiations.

Part I-Item 2

Management's Discussion and Analysis or Plan of Operation

     Set forth below is a summary of the significant factors affecting the operating results, financial condition and liquidity/cash flows of Specialty Retail Group, Inc. (the "Company") for the 13 week periods ended September 29, 1996 and October 1, 1995. This discussion should be read in conjunction with the financial statements and notes thereto.

     The main operating subsidiary of the Company is Building Blocks, Inc. ("Building Blocks") which the Company acquired on April 13, 1993 and which operates a chain of specialty retail toy stores. Building Blocks Franchise Corp. (`BBFC"), which was formed during July , 1996, has been marketing franchises for Building Blocks stores. Due to the seasonal nature of the toy industry and the effects of store openings and closings in comparable year periods, comparisons between results of operations for such periods may not be meaningful or possible.

     Results of operations for the quarter ended September 29, 1996 are not indicative of future results because of the Company's current business plans as described under "Liquidity and Capital Resources," below.

Liquidity and Capital Resources

     The matters discussed under this caption that are forward looking statements involve risks and uncertainties. Such risks and uncertainties include, without limitation, the impact which the economy, competition, or unusual weather could have on Building Blocks' operating results for the 1996 holiday season; the timing; extent and terms of BBFC's franchise sales, including the possible sales of existing Building Blocks-operated stores to franchisees; the outcome of certain negotiations currently ongoing with respect to the settlement of rent arrearages and disputed additional claims arising from the closing of six indoor regional mall stores between June and November 1996; and the results of Building Blocks' program to phase out the operation of Building Blocks-operated stores described below.

     At June 30, 1996, landlords at three mall stores which were closed between June and October 1996 had instituted legal proceedings against Building Blocks for rent arrearages in the aggregate amount of approximately $200,000 and additional damages of approximately $470,000 for breaches of the underlying leases. At September 29, judgments for rent arrearages and damages totaling $190,000 had been entered against Building Blocks and claims for rent arrearages of $47,000 and damages of $140,000 remained unresolved. Building Blocks is actively defending these outstanding damages claims and believes that such claims are subject to substantial reduction. In October 1996, the Company closed three additional mall stores, as to one of which a suit for $130,000 of back rent is pending, and as to the other two of which Building Blocks settled its lease obligations for an aggregate payment of $10,000. Management is engaged in settlement discussions with the landlords of all of these four malls. In July 1996 the Company received $225,000 under an agreement which provided that the Company would either repay such amount or transfer to the lender all of its rights and interests in stock and warrants to purchase stock of CM Franchise Corp. On September 29, 1996, the Company transferred stock and warrants to the lender. BBFC and Building Blocks had anticipated the completion at the end of September 1996 of at least two transfers to franchisees of the leases, and the sale for cash of the fixtures and inventories, for Building Blocks-operated stores. These transactions, together with the above-described transactions, would have provided substantially all of the working capital required to finance planned holiday season inventory build-ups, and , management believes, would have enabled Building Blocks to arrange for any needed additional holiday season working capital. These franchise transactions did not occur, and Building Blocks does not have adequate working capital to finance additional inventories.

     During October 1996, Management closed Building Blocks' three remaining indoor mall stores and transferred the inventory from these stores to their other stores. Building Blocks is negotiating for the settlement of some $130,000 in unpaid rent for one of these stores and has settled its lease obligations for an aggregate payment of $10,000 with respect to each of the other two stores. BBFC and Building Blocks are also actively seeking other potential franchisees to acquire Building Blocks- operated stores and their leases , fixtures and inventories. BBFC is, simultaneously, pursuing the sale of franchises for new locations.

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

     As a result of these matters, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations- Thirteen weeks period ended September 29, 1996 compared with the corresponding period ended October 1, 1995

Operations

     Net sales, substantially all of which were generated by Building Blocks, were $1,247,293 for the thirteen week period ended September 29, 1996, a decrease of 11.4 % when compared with $ 1,408,573 for the corresponding period ended October 1, 1995. This decrease in net sales is due principally to the decrease in the number of stores operated by the Company. Ten stores were in operation at September 29, 1996. Nine of these stores were fully comparable. That is, they were fully operational during the entire thirteen week periods. Sales for these nine stores were virtually unchanged (less than 1%) for the thirteen week period ended September 29, 1996 compared to the corresponding 1995 thirteen-week period ended October 1, 1995.

     Gross Profit as a percentage of net sales decreased from 47.6% for the thirteen week period ended October 1, 1995 to 34.3% for the thirteen week period ended September 29, 1996. This is as a result of price discounting associated with the closing of mall stores during the thirteen week period ended September 29, 1996. Gross Profit in dollars decreased from $670,392 for the thirteen-week period ended October 1, 1995 to $427,786 for the thirteen week period ended September 29, 1996 because of lower margins and a net decrease in the number of stores.

     Selling expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Selling expenses were $779,286 (62.5% of net sales) and $704,619 (50.0% of net sales) during the quarterly periods ended September 29, 1996 and October 1, 1995, respectively. This increase is due to higher rent charges and costs incurred for recruiting key personnel for BBFC.

     General and administrative expenses represent salaries and related expenses associated with the corporate staff, as well as, the expenses associated with Building Blocks' corporate operations. General and administrative expenses were $454,896 (36.5% of net sales) and $415,909 (29.5% of net sales) during the quarterly periods ended September 29, 1996 and October 1, 1995, respectively. This increase is attributable to higher legal costs associated with a legal settlement as discussed in the following paragraph.

     During August 1996, the Company settled litigation, without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company previously recorded this non-cash expense during its fiscal year ended June 30, 1996.

     During the quarter ended September 29, 1996, the Company recorded a $45,256 gain on the extinguishment of debt as a result of transferring the rights and interests in the common stock of CM Franchise Corp. with a recorded value of $179,744 in satisfaction of the $225,000 debt .

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On August 22, 1996, the Company entered into a definitive Agreement of Settlement and Compromise (the "Settlement Agreement"), with respect to a lawsuit commenced by Peter Sayet entitled Sayet v. Institute for Laboratory Medicine, Inc., et al., in which Mr. Sayet claimed damages of approximately $1,400,000 arising from events occurring at the time his employment with the Company terminated in 1992, when it operated under the name Institute for Laboratory Medicine, Inc. Pursuant to the requirements of the Settlement Agreement, the Company also entered into a Registration Rights Agreement dated August 22, 1996 (the "Registration Rights Agreement") with Mr. Sayet and a designee of Mr. Sayet (the "Selling Stockholders") pursuant to which the Company has filed a Registration Statement covering the shares of common stock, $.001 par value, of the Company (the "Shares") issued to the Selling Stockholders. Pursuant to the Registration Rights Agreement, the Company agreed to use its best efforts to prepare and file with the Commission a registration statement to permit the transfer or resale of the Shares and agreed to maintain the effectiveness of the registration statement until the earlier of the disposition of the Shares or the expiration of the applicable Rule 144 holding period.

     Pursuant to the terms of the Settlement Agreement, in the event that the Selling Stockholders sell any Shares for more than $1.00 per Share, the Company shall receive 67% of such excess (the "Company Proceeds"). The Settlement Agreement also provides for a "Price Protection Pool" which shall be equal to the sum of: (i) $160,000 and (ii) 25% of the Company Proceeds. If, after the sale of all of the 650,000 Shares by the Selling Stockholders, in bona fide open market transactions, the Selling Stockholders realize gross proceeds of less than $650,000 (the "Shortfall") the Company will be required to either pay the Shortfall, up to the amount of the Price Protection Pool, to the Selling Stockholders or suffer the transfer to the Selling Stockholders of Shares having a market value equal to the Shortfall, up to maximum of 213,333 Shares. The aforesaid 213,333 Shares have been issued to and registered in the name of an escrow agent. The transfer of the required number of escrowed Shares would be in complete satisfaction of the Company's payment obligation under the Settlement Agreement.


     At November 12, 1996, landlords at two mall stores which were closed between June and October 1996 had obtained judgments of $86,000 (Westend Garden State Plaza Limited Partnership v. Building Blocks Inc. Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks , Inc. , District Court, Middlesex, Massachusetts, commenced August

12, 1996) against Building Blocks for rent arrearages and damages, an action seeking $47,000 in back rent and $140,000 in damages is pending with respect to a third mall store closed prior to October 1996 (Westland
Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and a suit for rent arrearages of $130,000 was pending with respect to a mall store closed in October 1996. (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996) . Building Blocks is actively defending the Connecticut damage claim and believes that such claim is subject to substantial reduction. Management is engaged in settlement discussions with the landlords of all four of these malls and believes, although there can be no assurance, that it can reach settlements which will be within Building Blocks' anticipated use of its expected cash resources as set forth in "Management's Discussion and Analysis - Liquidity and Capital Resources." At September 29, 1996, substantially all unpaid rents were accrued on the Company's financial statements, and no provision was made with respect to the damage claim.



Item 6 - Exhibits and Reports on Form 8-K
               NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        SPECIALTY RETAIL GROUP, INC.

Date: November 13, 1996                 By /s/ Kevin R. Greene
                                           --------------------------
                                               Kevin R. Greene
                                               Chairman of the Board,
                                               Chief Executive and
                                               Financial Officer