Form 10KSB/A
period 1996-06-30
SPECIALTY RETAIL GROUP INC
filed 1996-12-03
CIK 824109

                                   FORM 10-KSB/A-1

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the Annual period ended June 30, 1996

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
For the Transition period from ________ to _______

Commission File Number     0-18707

                            SPECIALTY RETAIL GROUP,  INC.
          (Exact Name of Small Business Issuer as specified in its charter)

              Florida                                 59-2824411
    -------------------------------------------------------------------------
    (State or other jurisdiction             (IRS Employer Identification No.)
     Of incorporation or organization)

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

                            Common stock, par value $ .001


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    The Issuer's revenues for the year ended June 30, 1996 were $7,126,444.

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

    Transitional Small Business Disclosure Format (check one:) Yes____ No  X

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment to Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 2,  1996         SPECIALTY RETAIL GROUP,  INC.

                                  By: KEVIN R, GREENE
                                      ----------------------
                                  Chairman of the Board,
                                  Chief Executive and Financial Officer

                                  INDEX TO EXHIBITS


Exhibit No.        Description

3.1                Articles of Incorporation (incorporated by reference
                   to the Company's Current Report in Form 8-K dated July 2,
                   1991)
3.2                Amended and Restated By-Laws (incorporated by reference
                   to the Exhibit 3.2 to Form 10-KSB for the year ended July 2, 1995)
10.1 1991 Non-Qualified Stock Option Plan (incorporated by reference to the Exhibit 10.23 to Form 10-KSB for the year ended June 30, 1992)
10.2 1994 Stock Option Plan (incorporated by reference to the Form 10-KSB for the year ended July 2, 1995)
10.3               Agreement of Settlement and Compromise dated August
                   22, 1996 by and among Peter Sayet, a selling stockholder and Registrant
10.4               Registration Rights Agreement dated as of August 22,
                   1996 by and among Peter Sayet, a selling stockholder and Registrant
10.5               Escrow Agreement dated August 22,  1996 by and among
                   Peter Sayet,  a selling stockholder, Registrant and Escrow
                   Agent
10.6               Escrow Agreement dated August 22,  1996 by and among
                   Peter Sayet, a selling stockholder, Registrant and the Escrow Agent
10.7 Employment Agreement dated as of April 1, 1996 between Building Blocks and Steven E. Glass
10.8               Option Agreement dated April 2,  1996 between Registrant
                   and Steven E. Glass
10.9               Option Agreement dated October 2,  1995 between
                   Registrant and Steven E. Glass
10.10              Agreement dated as of July 29,  1996 between Registrant
                   and Selig A. Zises
10.11 Agreement dated as of June 29, 1995 between Registrant and ILMA (incorporated by references to Exhibit 2.1 to Form 8-K dated June 29, 1995)

10.12 Agreement and Plan of Merger dated June 30, 1995 between Registrant and HVMC (incorporated by reference to Exhibit 2.2 to Form 8-K dated June 29, 1995)

10.13              Option Agreement dated March 7,  1994 between
                   Registrant and Jonathon Heller (incorporated by reference
                   to Exhibit 10.11 to Form 10-KSB for the year ended July 2,
                   1995)
10.14              Option Agreement dated March 1,  1995 between
                   Registrant and Jonathon Heller (incorporated by reference
                   to Exhibit 10.10 to From 10-KSB for the year ended July 2,
                   1995)
21                 Subsidiaries of Registrant

23                 Consent of BDO Seidman,  LLP

27                 Financial Data Summary