Form 10QSB/A
period 1996-09-29
SPECIALTY RETAIL GROUP INC
filed 1996-12-10
CIK 824109

                                   FORM 10-QSB/A-1

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

[Mark  One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 29, 1996 or

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
For the Transition period from ________ to _______

Commission File Number     0-18707

                            SPECIALTY RETAIL GROUP,  INC.
          (Exact Name of Small Business Issuer as specified in its charter)

         Florida                                 59-2824411
         --------------------------------------------------
         (State or other jurisdiction Of    (IRS Employer Identification No.)
           incorporation or organization)

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

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to the Report on Form 10-QSB to be signed on its behalf by the undersigned, thereto duly authorized.


                                       SPECIALTY RETAIL GROUP, INC.

Date: December 6, 1996                 By /s/ Kevin R. Greene
                                         --------------------
                                       Kevin R. Greene
                                       Chairman of the Board,
                                       Chief Executive and
                                       Financial Officer

                                  INDEX TO EXHIBITS


Exhibit No.        Description

27                 Financial Data Summary