Form 10QSB
period 1996-12-29
SPECIALTY RETAIL GROUP INC
filed 1997-02-19
CIK 824109

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[Mark  One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended December 29, 1996 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the Transition period from ________ to _______

Commission File Number 0-18707

                          SPECIALTY RETAIL GROUP, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

            Florida                                       59-2824411
            --------------------------------------------------------

   (State or other jurisdiction               (IRS Employer Identification No.)
Of incorporation or organization)

           1720 Post Road East, Suite 112, Westport, Connecticut 06880
                         (Address of principal offices)

                                 (203) 256-4380
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On February 5, 1997, 9,538,071 shares of the issuer's Common Stock were outstanding.

                              There are no exhibits

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1 - Financial Statements

      Condensed Consolidated Financial Statements as of December 29, 1996

            Condensed Consolidated Balance Sheet at
            December 29, 1996 (unaudited)                                     3

            Condensed Consolidated Statements of
            Operations for the thirteen-week and twenty-six week
            periods ended December 29,  1996 and
            December 31,  1995 (unaudited)                                    4

            Condensed Consolidated Statements of  Cash Flows
            for the thirteen-week and twenty-six week periods ended
            December 29,  1996 and December 31,  1995 (unaudited)             5

            Notes to the Condensed Consolidated Financial Statements
            as of December 29, 1996 (unaudited)                               6

Item 2 - Management's Discussion and Analysis or Plan of Operations          11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   15

Item 6 - Exhibits and Reports on Form 8-K                                    16
         Signature                                                           17

                          Specialty Retail Group, Inc.
                Condensed Consolidated Balance Sheet (unaudited)
                             as at December 29, 1996

ASSETS
  Current Assets:
   Cash and cash equivalents                                            267,332
   Inventory                                                            382,727
   Other Current Assets                                                 176,572
--------------------------------------------------------------------------------
      Total Current Assets                                              826,631

 Property and equipment, net                                            412,829
 Goodwill (Note 6)                                                         --
 Other assets, primarily security deposits                               92,356
--------------------------------------------------------------------------------

       TOTAL ASSETS                                                $  1,331,816
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
   Accounts Payable                                                $  1,321,953
   Accrued liabilities                                                1,068,735
--------------------------------------------------------------------------------
      Total Current Liabilities                                       2,390,688
--------------------------------------------------------------------------------

Commitments and contingencies (Note 5)

  Stockholders' equity:
   Series A-1 Preferred Stock; 10,000,000 shares
   authorized; $.001 par value; issued and
   outstanding, 2,394,130 shares                                          2,394
   Common Stock; 100,000,000 shares authorized; $.001
   par value; 9,538,071 issued and outstanding                            9,538
   Additional paid in capital                                        11,573,357
   Accumulated deficit                                              (12,468,497)
   Treasury stock- 240,500 shares at cost                              (175,664)
--------------------------------------------------------------------------------
      Total stockholders' equity                                     (1,058,872)
--------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                  $  1,331,816
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Operations
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                      13 weeks ended                   26 weeks ended
                                                      --------------                   --------------
                                              Dec. 29, 1996   Dec. 31, 1995   Dec. 29, 1996    Dec. 31, 1995
------------------------------------------------------------------------------------------------------------
Net Sales                                      $ 1,068,749     $ 3,066,506     $ 2,316,042      $ 4,475,079
Cost of Sales                                      805,878       1,697,154       1,625,385        2,435,335
------------------------------------------------------------------------------------------------------------
Gross Profit                                       262,871       1,369,352         690,657        2,039,744

Operating Expenses:
  Selling                                          590,681         780,004       1,369,967        1,470,839
  General and Administrative                       435,116         459,368         890,012          889,061
------------------------------------------------------------------------------------------------------------
  Income (Loss) from operations                   (762,926)        129,980      (1,569,322)        (320,156)

Other income (expense):
Interest income                                         64          95,995             850          126,316
Miscellaneous Income                                18,894            --            21,600
Gain on extinguishment of debt- Note 4                --              --            45,256             --
Loss on Fixed Assets due to store closings        (314,595)           --          (314,595)
Writedown of Goodwill                             (136,882)                       (136,882)

------------------------------------------------------------------------------------------------------------
Income (Loss) before income tax expense         (1,195,444)        225,975      (1,953,092)        (193,840)
Income tax expense                                    --              --              --               --
------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                            $(1,195,444)    $   225,975     $(1,953,092)     $  (193,840)
------------------------------------------------------------------------------------------------------------
 Per share amounts:
    Net Income (Loss)                          $     (0.13)    $      0.03     $     (0.20)     $     (0.02)
------------------------------------------------------------------------------------------------------------
Weighted average number of
common shares outstanding                        9,538,071       8,766,105       9,538,071        8,674,738
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           26 weeks ended     26 weeks ended
                                                         December 29, 1996  December 31, 1995
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                    $(1,953,092)       $  (193,840)
---------------------------------------------------------------------------------------------
  Adjustments made to reconcile net loss
  to net cash used in operating
  activities:
       Depreciation and amortization                             70,845            148,426
       Writedown of Goodwill                                    136,882               --
       Loss on Property and Equipment                           314,595               --
       Gain on extinguishment of debt (Note 4)                  (45,256)
       (Increase) decrease in inventory                         899,050            (85,095)
       Decrease in other current assets                         (47,034)           (29,235)
       (Increase) decrease in other assets                        2,287            (67,643)
       Increase (decrease) in accounts payable
       and accrued liabilities                                  282,231           (308,617)
---------------------------------------------------------------------------------------------
              Total adjustments                               1,613,599           (342,164)
---------------------------------------------------------------------------------------------
              Net cash used in operating activities            (339,494)          (536,004)
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Expenditures for property and equipment                   (5,180)          (127,808)
       Equity Investment                                                          (220,000)
---------------------------------------------------------------------------------------------
              Net cash used in investing activities              (5,180)          (347,808)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from borrowings (note 4)                         225,000
      Investment in Notes                                                       (1,000,000)
---------------------------------------------------------------------------------------------
              Net cash provided by financing activities         225,000         (1,000,000)
---------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                      (119,674)        (1,883,812)
Cash and cash equivalents, beginning of period                  387,006          2,913,188
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $   267,332        $ 1,029,376
---------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and Financing Activities:

On August 26, 1996 , the Company issued 650,000 shares of its Common Stock valued at $570,000 as part of a legal settlement.This item appeared as "Legal settlement-equity to be issued, " in the Company's June 30, 1996 Consolidated Balance Sheet. Please refer to Note 4 in the accompanying notes for a further discussion of this matter.

See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 29, 1996

1.

      The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. (the "Registrant") and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

      With respect to the unaudited consolidated financial statements for the thirteen and twenty-six weeks ended December 29, 1996 and December 31, 1995, it is the Registrant's opinion that all necessary adjustments (consisting of normal and recurring adjustments and an adjustment to Goodwill described in Note 6) have been included to present a fair statement of results for the interim periods.

      These statements should be read in conjunction with the Company's financial statements included in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. Due to the Filing and the Sale,operating results for the interim period are not indicative of results that may be expected for the fiscal year ended June 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

2. Going Concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and, except as described in Note 6, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

      On January 31, 1997, the Company's Building Blocks, Inc. ("Building Blocks") subsidiary filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition seeks protection from creditors while Building Blocks attempts to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures. Effective January 28, 1997 the outstanding capital stock of the Company's Building Blocks Franchise Corp. ("BBFC") subsidiary, which owns the "Building Blocks" trademarks, was sold by the Company's Building Blocks Holdings, Inc. ("BBHI") subsidiary. The net proceeds from the sale received at closing ($33,231) were paid over to BBI pursuant to an agreement requiring BBHI to obtain a general release from BBI to BBFC. BBHI will also receive additional net proceeds of the sale in an amount of up to $20,000, which becomes payable, subject to possible offsets, 100 days after the closing. Such net proceeds are also payable to BBI.

The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company has only nominal cash and has accounts payable of approximately $400,000. In addition, the Company is a guarantor of a store lease on which Building Blocks has defaulted and a to which the landlord has commenced a suit against Building Blocks for $180,000. The Company may also be liable, at some future date, for payment of up to $160,000 to certain parties pursuant to the settlement agreement described in Note 5.

It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from two of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At February 10, 1997 such advances (which are included in the accounts payable described above) aggregated $52,500. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations.

      The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

3. Chapter 11 Petition of Debtor

      In the Chapter 11 case, substantially all liabilities of the Debtor as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules will be filed by the Debtor as of the date of the Filing as shown by the Debtor's accounting records. Differences between amounts shown by the Debtor and claims filed by creditors will be investigated and resolved. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of all liabilities of the Debtor remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, are not presently determinable.

      Under the Bankruptcy Code, the Debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Debtor cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items. Similarly, the Debtor cannot presently determine the net realizable value of its remaining assets, except that the Debtor has determined that its Goodwill has no future value (See Note 6).

4. Equity Investments

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

      In July 1996, the Company received a loan of $225,000 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995 . The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $45,256 gain on this transaction in the accompanying Condensed Consolidated Statements of Operations for the 26 weeks ended December 29, 1996.

5. Commitments and Contingencies

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

      During August 1996, the Company settled this litigation without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may be required to satisfy the guarantee by a cash payment or by the release to the holders of an additional 213,333 shares of common stock currently being held by an escrow agent.

Other Legal Proceedings-Leases

      At November 12, 1996, landlords at two mall stores which were closed between June and October 1996 had obtained judgments of $86,000 (Westend Garden State Plaza Limited Partnership v. Building Blocks Inc. Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks , Inc. , District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages, an action seeking $47,000 in back rent and $140,000 in damages is pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and a suit for rent arrearages of $180,000 was pending with respect to a mall store closed in October 1996. (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996). At December 29, 1996, substantially all unpaid rents were accrued on the Company's financial statements, and no provision was made with respect to the damage claim.

6. Write down of Goodwill and Loss on Property and Equipment

      Due to the Chapter 11 filing by Building Blocks and the sale of BBFC the Company has determined that the Goodwill has no future value and has recorded a writeoff of $136,882 during the 13 week period ended December 29, 1996. Additionally, the Company recorded a Loss on Property and Equipment during the same period of $ 314,595 due to the closing of certain stores.

7. Subsequent Event

      As described in Note 2, on January 28, 1997, the Company sold all of the outstanding capital stock of BBFC and on January 31, 1997 Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to December 29, 1996 Landlords at four of the five remaining stores currently operated by Building Blocks served "Notices to Quit" based upon non-payment of rent.

Part I-Item 2

Management's Discussion and Analysis or Plan of Operation

      Set forth below is a discussion of the Company's lack of liquidity and capital resources on an unconsolidated basis and of the significant factors affecting the consolidated operating results of the Company for the 26 weeks ended December 29, 1996 and December 31, 1995. These discussions should be read in conjunction with the financial statements and notes thereto.

      The reported results of operations and the consolidated balance sheet of the Company are not indicative of future results of operations or financial position of the Company, because of the subsequent disposition by the Company of its toy store franchising subsidiary and the subsequent filing by its toy store operating subsidiary of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, all as described under "Liquidity and Capital Resources," below. The financial statements have been prepared in accordance with generally accepted accounting principles for year-end and interim financial information applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities which may result from the occurrence of the foregoing events subsequent to the dates of such financial statements.

Liquidity and Capital Resources

      The matters discussed under this caption that are forward looking statements involve risks and uncertainties, as described herein and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

      The operating subsidiary of the Company during Fiscal 1995 and Fiscal 1996 was Building Blocks, Inc. ("Building Blocks"), which the Company acquired on April 13, 1993 and which thereafter operated a chain of specialty retail toy stores. Building Blocks Franchise Corp. ("BBFC") was organized subsequent to June 30, 1996 as a second-tier subsidiary for the purpose of marketing franchises for Building Blocks stores.

      In the Company's quarterly report for the period ended March 31, 1996, management projected that the Company would require between $500,000 and $1,250,000 of additional working capital to fund operations through March of 1997. Between June and October 1996, four Building Blocks-operated stores which were operating in indoor regional malls in Massachusetts, New York, Connecticut, and New Jersey were closed, and Building Blocks management began negotiating with the landlords of such premises for the settlement of approximately $330,000 of rent arrearages and of $470,000 of additional claims which Building Blocks disputed. In July 1996 the Company received $225,000 under an agreement which provided that the Company would either repay such amount or transfer to the lender all of its rights and interests in stock and warrants to purchase stock of CM Franchise Corp. On September 29, 1996 the Company transferred the stock and warrants to the lender. BBFC and Building Blocks had anticipated the completion at the end of September 1996 of at least two transfers to franchisees of the leases, and the sale for cash of the fixtures and inventories, for Building Blocks-operated stores. Such transactions were expected to be completed in late September. These transactions, together with the above-described transactions, would have provided substantially all of the working capital required to finance planned holiday season inventory build-ups, and, management believed, would have enabled Building Blocks to arrange for any needed additional holiday season working capital. These franchise transactions did not occur, and --as a result-- Building Blocks did not have adequate working capital to finance additional inventories.

      Management therefore determined to close certain of Building Blocks' stores before the 1996 holiday season and to consolidate inventories from these stores at its other stores. BBFC and Building Blocks also actively sought other potential franchisees to acquire Building Blocks-operated stores and their leases, fixtures and inventories. BBFC simultaneously pursued the sale of franchises for new locations.

      In October 1996 the Company's plan contemplated that any Building Blocks-operated stores in operation after January 1997 would be transferred to franchisees, and that the Company would thereafter limit its retail toy activities to franchising by BBFC. The Company's ability to generate adequate cash flow to sustain its planned activities beyond December 31, 1996 was dependent on the success Building Blocks achieved in its plans to transfer Building Blocks-operated stores to franchisees and upon BBFC's ability to sell additional franchises. It was expected that cash generated by Building Blocks would be applied to reduce its accounts payable and other obligations and would not be available to fund BBFC's operations and that BBFC would rely upon cash held by the Company and franchise revenues.

      As a result of these matters, the report of the Company's auditors on the Company's June 30, 1996 financial statements contains a "going concern" explanatory paragraph.

      The Company's plans to convert to an all-franchising operation were not successful.

      On January 31, 1997 Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 94-B-40684 (BRL)). The petition seeks protection from creditors while BBI attempts to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures. Effective January 28, 1997 BBHI sold all of the outstanding capital stock of BBFC which, in addition to its franchising activities, owns all of the "Building Blocks" trademarks. The net proceeds from the sale received at closing ($33,231) were paid over to BBI pursuant to an agreement requiring BBHI to obtain a general release from BBI to BBFC. BBHI will also receive additional net proceeds of the sale in an amount of up to $20,000 which becomes payable, subject to possible offsets, 100 days after the closing. Such net proceeds are also payable to BBI. It is anticipated that, as a result of the foregoing actions, BBI will be relieved of claims of its creditors and thereafter the Company's liabilities and assets will, on a consolidated basis, be as described in the next paragraph, subject to changes resulting from the Company's operations.

      The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company has only nominal cash and has accounts payable of approximately $400,000. In addition, the Company is a guarantor of a store lease on which Building Blocks has defaulted and a to which the landlord has commenced a suit against Building Blocks for $180,000. The Company may also be liable, at some future date, for payment of up to $160,000 to the selling stockholders. It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from two of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At February 10, 1997 such advances (which are included in the accounts payable described above) aggregated $52,500. There are no assurances as to the time or extent that the advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations.

Results of Operations- Twenty six weeks period ended December 29, 1996 compared with the corresponding period ended December 31, 1995

Operations

      Net sales, substantially all of which were generated by Building Blocks, were $ 2,316,042 for the twenty six week period ended December 29, 1996, a decrease of 48% when compared with $4,475,079 for the corresponding period ended December 31, 1995. This decrease in net sales is due principally to the decrease in the number of stores operated by the Company. Additionally, the Company's lack of working capital to purchase holiday season inventory had an adverse impact on sales in the current year period.

      Gross Profit as a percentage of net sales decreased from 46% for the twenty six week period ended December 31, 1995 to 30% for the twenty six week period ended December 29, 1996. This is as a result of price discounting associated with the closing of mall stores during this pereiod. Gross Profit in dollars decreased from $2,039,744 for the tweenty six week period ended December 31, 1995 to $690,657 for the twenty six week period ended December 29, 1996 because of lower margins and a net decrease in the number of stores.

      Selling expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Selling expenses were $1,369,967 (59% of net sales) and $1,470,839 (33% of net sales) during the twenty six week periods ended December 29, 1996 and December 31, 1995, respectively. This increase as a percentage of sales is primarily due to rent charges still being incurred in those stores that the Company closed.

      General and administrative expenses represent salaries and related expenses associated with the corporate staff, as well as, the expenses associated with Building Blocks' corporate operations. General and administrative expenses were $890,012 (38% of net sales) and $889,061 (20% of net sales) during the twenty six week periods ended December 29, 1996 and December 31, 1995, respectively. This increase as a percentage of sales is attributable to higher legal costs associated with a legal settlement as discussed in the following paragraph.

      During August 1996, the Company settled litigation, without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company previously recorded this non-cash expense during its fiscal year ended June 30, 1996.

      During the quarter ended September 29, 1996, the Company recorded a $45,256 gain on the extinguishment of debt as a result of transferring the rights and interests in the common stock of CM Franchise Corp. with a recorded value of $179,744 in satisfaction of the $225,000 debt.

      Due to the filing of the Chapter 11 petition by Building Blocks and the sale of BBFC the Company has determined that the Goodwill has no future value and has recorded a writeoff of $136,882 during the 13 week period ended December 29, 1996. Additionally, the Company recorded a Loss on Property and Equipment during the same period of $ 314,595 due to the closing of certain stores.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Settlement of Legal Proceedings

      On August 22, 1996 the Company, the Selling Stockholders, and certain other parties entered into a definitive Agreement of Settlement and Compromise (the "Settlement Agreement") with respect to a lawsuit commenced by Peter Sayet entitled Sayet v. Institute for Laboratory Medicine, Inc., et al., in which Mr. Sayet claimed damages of approximately $1,400,000 arising from events occurring at the time his employment with the Company terminated in 1992, when it operated under the name Institute for Laboratory Medicine, Inc. Pursuant to the requirements of the Settlement Agreement, the Company also entered into a Registration Rights Agreement dated August 22, 1996 with the Selling Stockholders (the "Registration Rights Agreement") pursuant to which the Company has filed the Registration Statement covering the Shares. Pursuant to the Registration Rights Agreement, the Company agreed to use its best efforts to prepare and file with the Commission a registration statement to permit the transfer or resale of the Shares and agreed to maintain the effectiveness of the registration statement until the earlier of the disposition of the Shares or the expiration of the applicable Rule 144 holding period.

      Pursuant to the terms of the Settlement Agreement, in the event that the Selling Stockholders sell any Shares for more than $1.00 per Share, the Company shall receive 67% of such excess (the "Company Proceeds"). The Settlement Agreement also provides for a "Price Protection Pool" which shall be equal to the sum of: (1) $160,000 and (2) 25% of the Company Proceeds. If, after the sale of all of the 650,000 Shares by the Selling Stockholders, in bona fide open market transactions, the Selling Stockholders realize gross proceeds of less than $650,000 (the "Shortfall") the Company will be required to either pay the Shortfall, up to the amount of the Price Protection Pool, to the Selling Stockholders or suffer the transfer to the Selling Stockholders of Shares having a market value equal to the shortfall, up to a maximum of 213,333 Shares (which shares are included in this Prospectus). The aforesaid 213,333 Shares have been issued to and registered in the name of an escrow agent. The transfer of the required number of escrowed Shares would be in complete satisfaction of the Company's payment obligation under the Settlement Agreement.

Other Legal Proceedings

      At November 12, 1996 landlords at two mall stores which were closed between June and October 1996 had obtained judgments of $86,000 (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks, Inc., District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages. An action seeking $47,000 in back rent and $140,000 in damages is pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and an action for rent arrearages of $180,000 was pending with respect to a mall store closed in October 1996 (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996). At December 29, 1996, substantially all unpaid rents were accrued on the Company's consolidated financial statements, and no provision had been made with respect to the damage claims. At February 11, 1997 Landlords at four of the five stores currently operated by Building Blocks have served "Notices to Quit" based upon non-payment of rent.

      On January 31, 1997 Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition seeks protection from creditors while Building Blocks attempts to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures.

Item 6-Exhibits and Reports on Form 8-K

     (a) Exhibits.

      NONE

     (b) No reports on Form 8-K were required to be filed during the fiscal quarter ended December 29, 1996.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        SPECIALTY RETAIL GROUP, INC.

Date: February 18, 1997                 By /s/ Steven E. Glass, as Secretary
                                           ------------------------------------
                                             Steven E. Glass, Secretary