Form 10QSB
period 1997-03-30
SPECIALTY RETAIL GROUP INC
filed 1997-05-20
CIK 824109

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[Mark One]

[X] Quarterly report under Section 12 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 30, 1997 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the Transition period from ________ to _________

Commission File Number    0-18707


                         SPECIALTY RETAIL GROUP, INC.
      (Exact Name of Small Business Issuer as specified in its charter)


          Florida                                        59-2824411
(State or other jurisdiction                  (IRS Employer Identification No.)
Of incorporation or organization)

         1720 Post Road East, Suite 112, Westport, Connecticut 06880
                        (Address of principal offices)

                                (203) 256-4380
                         (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On May 14, 1997, 8,674,738 shares of the issuer's Common Stock were outstanding.

                            The Index to Exhibits
                              appears on page 19

                         SPECIALTY RETAIL GROUP, INC.

                                    INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Financial
         Statements as of March 30, 1997....................................  3

                  Condensed Consolidated Balance
                  Sheet at March 30, 1997 (unaudited).......................  3

                  Condensed Consolidated Statements of Operations for the thirteen-week and thirty-nine week periods ended March 30, 1997 and March 31, 1996
                  (unaudited)...............................................  4

                  Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended March 30, 1997 and
                  March 31, 1996
                  (unaudited)...............................................  5

                  Notes to the Condensed Consolidated
                  Financial Statements as of March 30,
                  1997 (unaudited)..........................................  7

Item 2 - Management's Discussion and Analysis or Plan of Operations......... 11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................., 16

Item 6 - Exhibits and Reports on Form 8-K................................... 17

Signature................................................................... 18

                         Specialty Retail Group, Inc.
                     Condensed Consolidated Balance Sheet

                                                                                  Condensed from
                                                                    March 30,    Audited Financial
                                                                      1997          Statements
                                                                   (unaudited)     June 30, 1996
                                                                 -----------     -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                           $315,781        $  387,006
Inventory                                                                 --         1,281,777
Other current assets                                                  83,996           129,538
                                                                    --------        ----------
Total current assets                                                 399,777         1,798,321

Property and Equipment, net                                            3,478           778,326
Assets held for sale                                                  15,000                --
Goodwill, net                                                             --           143,032
Equity investments                                                        --           179,744
Other assets, primarily security deposits                             14,228           103,255
                                                                    --------        ----------
TOTAL ASSETS                                                        $432,483        $3,002,678
                                                                    ========        ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses                             $  358,604        $2,108,456
Demand loans - stockholders                                           86,501                --
                                                                 -----------        ----------
Total current liabilities                                            445,105         2,108,456
                                                                 -----------

Legal settlement equity to be issued                                      --           570,000
                                                                 -----------        ----------

Liabilities subject to compromise:
Trade and other obligations                                        1,053,998                --
Lease obligations                                                    675,140                --
                                                                 -----------        ----------

Total liabilities subject to compromise                            1,729,138                --
                                                                 -----------        ----------
Total liabilities                                                  2,174,243         2,678,456

Commitments and contingencies (Note 5)

Stockholders' deficit:
Series A-1 Preferred Stock; 10,000,000 shares
  authorized; $.001 par value; issued and
  outstanding, 2,394,130 shares                                        2,394             2,394
Common Stock; 100,000,000 shares authorized; $.001
  par value; 9,538,071 issued and outstanding (March 30,1997)          9,538             8,675
Additional paid-in capital                                        11,573,357        11,004,220
Accumulated deficit                                              (13,151,385)      (10,515,403)
Treasury Stock - 240,500 shares at cost                             (175,664)         (175,664)
                                                                 -----------        ----------

Total stockholders' (deficit) equity                              (1,741,760)          324,222

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $   432,483        $3,002,678
                                                                 ===========        ==========

See accompanying notes to consolidated financial statements

                         Specialty Retail Group, Inc.
               Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                                             13 Weeks Ended                          39 Weeks Ended
                                                             --------------                          --------------
                                                     March 30,           March 31,           March 30,              March 31,
                                                       1997                1996                1997                    1996
                                                     ---------           ---------           ---------              ---------
Net sales                                            $443,610            $1,253,656         $2,759,652             $5,728,735
Cost of sales                                         400,897               706,773          2,026,282              3,142,108
                                                     --------            ----------         ----------             ----------
Gross profit                                         42,713                 546,883            733,370              2,586,627

Operating costs:
  Selling                                            31,625                 746,381          1,401,591              2,217,220
  General and administrative                         73,793                 574,217            963,805              1,463,278
                                                     ------              ----------          ---------              ---------
  Loss from operations                              (62,705)               (773,715)        (1,632,026)            (1,093,871)

Other income (expense):

  Interest income                                        69                  57,971                919                184,287

  Miscellaneous income                                2,372                      --             23,972                     --

  Gain on extinguishment of debt                                                 --             45,256                     --
  (Note 4)                                               --

  Loss on sale of subsidiary                        (63,696)                     --            (63,696)                    --

  Writedown of goodwill and
    organization costs                              (47,799)                     --           (184,681)                    --

  Writeoff of leasehold improvements               (170,825)                     --           (170,825)                    --
                                                  ---------               ---------          ---------               --------

  Loss before reorganization costs
    and income tax expense                         (342,584)               (715,744)        (1,981,081)              (909,584)
                                                  ---------               ---------        -----------              ---------

Reorganization costs:

  Loss on sale of property and
  equipment                                          237,093                                   551,688

  Professional fees                                  233,027                                   233,027


  Interest income - escrow account                      (430)                                     (430)
                                                     -------                 ------            -------                 ------
Total reorganization costs                           469,690                     --            784,285                     --
                                                     -------                 ------            -------                 ------


  Loss before income taxes                          (812,274)              (715,744)        (2,765,366)              (909,584)

Income tax expense                                        --                      0                 --                      0

  Net loss                                         ($812,274)             ($715,744)       ($2,765,366)             ($909,584)
                                                  ----------             ----------       ------------             ----------

Per share amounts:

  Net loss                                            ($0.09)               ($0.08)             ($0.29)                ($0.10)
                                                     -------               -------             -------               --------

Weighted average number of
  common shares outstanding                         9,538,071             8,674,738          9,538,071              8,674,738
                                                    ---------             ---------          ---------              ---------


         See accompanying notes to consolidated financial statements

                         Specialty Retail Group, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                           39 Weeks Ended                39 Weeks Ended
                                                                           March 30, 1997                March 31, 1996
                                                                           --------------                --------------
Cash flows from operating activities:
  Net loss                                                                   ($2,765,366)                     ($909,584)

Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization
  Writedown of goodwill and organization                                          71,284                        227,448
    costs
  Loss on sale of property and equipment                                         184,681
  Loss on sale of subsidiary                                                     551,688
  Gain on extinguishment of debt (Note 4)                                         63,696
  (Increase) decrease in inventory                                               (45,256)
  (Increase) decrease in other current assets                                  1,281,777                       (165,688)
  (Increase) decrease in other assets                                             45,452                        (13,132)
  Decrease in accounts payable                                                   450,595                        (32,734)
    and accrued liabilities
         Total adjustments                                                       (20,714)                    (1,003,427)
                                                                              ----------                    -----------
                                                                               2,583,203                       (987,533)
                                                                              ----------                    -----------

            Net cash used in operating activities                               (182,163)                     1,897,117
                                                                              ----------                    -----------

Cash flows from investing activities:
  Expenditures for property and equipment                                         (8,794)                      (142,051)
  Proceeds from sale of subsidiary                                                33,231                             --
  Equity investment                                                                   --                       (224,150)
                                                                                  ------                    -----------
         Net cash provided by (used in) investing activities                      24,437                       (366,201)
                                                                                  ------                    -----------

Cash flows from financing activities:
  Proceeds from borrowings                                                        86,501                       (600,000)
  Investment in notes                                                                                                 0
                                                                                                             ----------
   Net cash provided by financing activities                                      86,501                       (600,000)
                                                                                  ------                    -----------
Net decrease in cash and cash equivalents                                        (71,225)                    (2,863,318)

Cash and cash equivalents, beginning of period                                   387,006                      2,913,188
                                                                                 -------                     ----------

Cash and cash equivalents, end of period                                         315,781                     $   49,870
                                                                                 =======                     ==========

Supplemental Schedule of Noncash Investing and Financing Activities:

On August 26, 1996, the Company issued 650,000 shares of its Common Stock valued at $570,000 as part of a legal settlement. This item appeared as "Legal settlement -- equity to be issued," in the Company's June 30, 1996 Consolidated Balance Sheet. Please refer to Note 4 in the accompanying notes for a further discussion of this matter.

In the quarter ended March 30, 1997, the Company recorded a receivable of $9,278 for the sale of store furnishings and equipment and $20,000 for the sale of a subsidiary.

         See accompanying notes to consolidated financial statements.

                         Specialty Retail Group, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)
                                March 30, 1997


1. Basis of Presentation

                  The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

                  With respect to the unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended March 30, 1997 and March 31, 1996, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments and adjustments to Goodwill and leasehold improvements described in Note 6) have been included to present a fair statement of results for the interim periods.

                  As discussed in Note 2, effective in the period ended March 30, 1997 the Company sold or discontinued all business operations and its subsidiary, Building Blocks, Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The only current operations are the general and administrative costs related to the bankruptcy and maintaining a business office.

                  These statements should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. Due to the bankruptcy filing by the Company's Building Blocks, Inc. subsidiary, and the sale of the outstanding capital stock of the Company's Building Blocks Franchise Corp.

subsidiary, operating results for the interim period are not indicative of results that may be expected for the fiscal year ending June 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

2. Going Concern

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and except as described in Note 6, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

                  On January 31, 1997, the Company's Building Blocks, Inc. ("Building Blocks") subsidiary filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684

(BRL)). The petition sought protection from creditors while Building Blocks liquidated its inventory and fixtures. Effective January 28, 1997 the outstanding capital stock of the Company's Building Blocks Franchise Corp. ("BBFC") subsidiary, which owns the "Building Blocks" trademarks, was sold by the Company's Building Blocks Holdings, Inc. ("BBHI") subsidiary. The net proceeds from the sale were used first to repay amounts owed by BBFC to Building Blocks. The remainder of the proceeds, including $20,000 due on May 8, 1997, will be paid over to Building Blocks pursuant to an agreement requiring BBHI to obtain a general release from Building Blocks. The Company recognized a loss of $63,696 on the sale of its BBFC subsidiary.

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company has approximately $430,000 of assets and has liabilities of approximately $2,175,000, including liabilities of approximately $1,730,000 which are subject to compromise in the Building Blocks bankruptcy. In addition, the Company is a guarantor of a store lease on which Building Blocks has defaulted and as to which the landlord commenced a suit against Building Blocks for approximately $180,000. The Company may also be liable, at some future date, for payment of up to $160,000 to certain parties pursuant to the settlement agreement described in Note 5. It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from two of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At May 1, 1997 such advances (which are included in the liabilities described above) aggregated $86,501. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations.


                  The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

3. Chapter 11 Petition of Debtor

                  In a Chapter 11 case, substantially all liabilities of the Debtor, Building Blocks, as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules filed by the Debtor as of the date of the Filing show liabilities exceed assets by approximately $800,000. Differences between amounts shown by the Debtor and claims filed by creditors will be investigated and resolved. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of all liabilities of the Debtor remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, are not presently determinable.

                  Under the Bankruptcy Code, the Debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. Building Blocks elected to reject all of its leases and contracts other than an employment agreement with Steven E. Glass. The Debtor cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items. All assets of the Debtor have either been sold or written down to a realizable value. Based on such values, Building Blocks has determined that none of its assets will be distributable to the Company.

4. Equity Investments

                  Effective December 14, 1995, the Company acquired 25% of the Common Stock of CM Franchise Corp., a franchiser of specialty carpet retailers operating under the registered trademark of "Carpet Master" for a total consideration of $224,150. In addition, as part of the transaction, the Company obtained an option to acquire an additional 12.5% of CM Franchise Corp.'s common stock. The Company accounted for this transaction using the equity method.

                  In July 1996, the Company received a loan of $225,000 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995. The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $45,256 gain on this transaction in the accompanying Condensed Consolidated Statements of Operations for the 39 weeks ended March 30, 1997.

5. Commitments and Contingencies


                  Legal Settlement-Issuance of Common Stock
                  The Company was a party defendant in a lawsuit with a former officer, director and shareholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to the inspection of corporate records. The Plaintiff claimed he was entitled to a termination payment of $1,400,000 pursuant to an employment agreement with the Company.

                  In August 1996, the Company settled this litigation without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may be required to satisfy the guarantee by a cash payment or release to the holders of an additional 213,333 shares of common stock currently being held by an escrow agent.

                  Other Legal Proceedings-Leases
                  Landlords at two mall stores which were closed between June and October 1996 subsequently obtained judgments of $86,000 (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks, Inc., District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages. At the time of the filing of the Chapter 11 petition, an action seeking $47,000 in back rent and $140,000 in damages was pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and a suit for rent arrearages of $180,000 was pending with respect to a mall store closed in October 1996 (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996). At March 30, 1997, substantially all unpaid rents were accrued on the Company's financial statements, and no provision was made with respect to the damage claims.

                  Settlements were reached with landlords, and stipulations were entered by the Bankruptcy Court in recent weeks, with regard to lease terminations at four Building Blocks store locations. All other pending landlord claims are posted in the Bankruptcy schedules.

6. Writedown of Goodwill and Loss on Property and Equipment

                  Due to the Chapter 11 filing by Building Blocks and the sale of BBFC, the Company has determined that the Goodwill has no future value and recorded a writeoff of $136,882 during the 39-week period ended March 30, 1997. Additionally, the Company wrote off $170,825 of leasehold improvements and recorded a loss on disposition of property and equipment of $527,188 due to the closing of its stores.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


                  Set forth below is a discussion of the Company's lack of liquidity and capital resources on an unconsolidated basis and of the significant factors affecting the consolidated operating results of the Company for the 39 weeks ended March 30, 1997 ("Current Period"), and March 31, 1996 ("Prior Period"). These discussions should be read in conjunction with the financial statements and notes thereto.

                  The reported results of operations and the consolidated balance sheet of the Company are not indicative of future results of operations or financial position of the Company, because of the sale by the Company of its toy store franchising subsidiary and the subsequent filing by its toy store operating subsidiary of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, all as described under "Liquidity and Capital Resources," below. The financial statements have been prepared in accordance with generally accepted accounting principles for year-end and interim financial information applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements include adjustments for the loss due to sale of assets and writedown of value for assets held for sale by its Building Blocks subsidiary.


Liquidity and Capital Resources

                  The matters discussed under this caption that are forward looking statements involve risks and uncertainties, as described herein and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

                  The operating subsidiary of the Company during the Prior Period and the Current Period was Building Blocks, Inc. ("Building Blocks"), which the Company acquired on April 13, 1993 and which thereafter operated a chain of specialty retail toy stores. Building Blocks Franchise Corp. ("BBFC") was organized prior to June 30, 1996, as a second-tier subsidiary for the purpose of marketing franchises for Building Blocks stores.

                  In the Company's quarterly report for the period ended March 31, 1996, management projected that the Company would require between $500,000 and $1,250,000 of additional working capital to fund operations through March of 1997. Between June and October 1996, four Building Blocks-operated stores which were operating in indoor regional malls in Massachusetts, New York, Connecticut and New Jersey were closed and Building Blocks management began negotiating with the landlords of such premises for the settlement of approximately $330,000 of rent arrearages and of $470,000 of additional claims which Building Blocks disputed. In July 1996 the Company received $225,000 under an agreement which provided that the Company would either repay such amount or transfer to the lender all of its rights and interests in stock and warrants to purchase stock of CM Franchise Corp. On September 29, 1996, the Company transferred the stock and warrants to the lender. BBFC and Building Blocks had anticipated the completion at the end of September 1996 of at least two transfers to franchisees of the leases, and the sale for cash of the fixtures and inventories, for Building Blocks-operated stores. These transactions, together with the above-described transactions, would have provided substantially all of the working capital required to finance planned holiday season inventory build-ups, and, management believed, would have enabled Building Blocks to arrange for any needed additional holiday season working capital. These franchise transactions did not occur and, as a result, Building Blocks did not have adequate working capital to finance additional inventories.

                  Management therefore determined to close two more of Building Blocks' then remaining stores before the 1996 holiday season and to consolidate inventories from those stores at its other stores. BBFC and Building Blocks also actively sought other potential franchisees to acquire Building Blocks-operated stores and their leases, fixtures and inventories. BBFC simultaneously pursued the sale of franchises for new locations.

                  In October 1996 the Company's plan contemplated that any Building Blocks-operated stores in operation after January 1997 would be sold and transferred to franchisees, and that the Company would thereafter limit its retail toy activities to franchising by BBFC. The Company's ability to generate adequate cash flow to sustain its planned activities beyond December 31, 1996 was dependent upon the success Building Blocks achieved in its plans to transfer Building Blocks-operated stores to franchisees and upon BBFC's ability to sell additional franchises. It was expected that cash generated by Building Blocks would be applied to reduce its accounts payable and other obligations and would not be available to fund BBFC's operations and that BBFC would rely upon cash held by the Company and franchise revenues.

                  As a result of these matters, the report of the Company's auditors on the Company's June 30, 1996 financial statements contains a "going concern" explanatory paragraph.

                  The Company's plans to convert to an all-franchising operation were not successful.

                  On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures. The Company's last five stores were liquidated under a Court-approved agency agreement with a professional liquidator. All of the Company-operated stores were closed by April 10, 1997, and final creditor claims are to be filed by May 22, 1997. Building

Blocks continues to
manage its business affairs as Debtor-in-Possession, with current efforts directed at reconciling creditors' claims and liquidating remaining furniture, fixtures and equipment. Settlements were reached with landlords, and stipulations were entered by the Bankruptcy Court in recent weeks, with regard to lease terminations at four Building Blocks store locations. All other pending landlord claims, including those described in Note 5 above, are posted in the Bankruptcy schedules.

                  Effective January 28, 1997 BBHI sold all of the outstanding capital stock of BBFC which, in addition to its franchising activities, owns all of the "Building Blocks" trademarks. The net proceeds from the sale received at closing ($33,231) were paid over to Building Blocks pursuant to an agreement requiring BBHI to obtain a general release from Building Blocks to BBFC. BBHI is also entitled to receive additional net proceeds of the sale in an amount of up to $20,000, which became payable, subject to possible offsets, on May 8, 1997. Such net proceeds are also payable to Building Blocks.

                  It is anticipated that, as a result of the foregoing actions, Building Blocks will be relieved of claims of its creditors and that thereafter the Company's liabilities and assets will, on a consolidated basis, be as described in the next paragraph, subject to changes resulting from the Company's operations.

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. At May 1, 1997, the Company has only nominal cash and has liabilities of approximately $2,175,000, including liabilities of approximately $1,730,000 which are subject to compromise in the Building Blocks bankruptcy. In addition, the Company is a guarantor of a store lease on which Building Blocks has defaulted and as to which the landlord has commenced a suit against Building Blocks for approximately $180,000. The Company may also be liable, at some future date, for payment of up to $160,000 in conjunction with the settlement of a legal proceeding described in Note 5 above. It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from certain of its stockholders and related persons in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At May 1, 1997 such advances (which are included in the liabilities described above) aggregated $86,501. There are no assurances as to the time or extent that the advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations.

Results of Operations -- 39-week period ended March 30, 1997 compared with the corresponding period ended March 31, 1996

Operations

                  Net sales, substantially all of which were generated by Building Blocks, were $2,759,652 for the 39-week period ended March 30, 1997, a decrease of 52% when compared with $5,728,735 for the corresponding period ended March 31, 1996. This decrease in net sales is due principally to the decrease in the number of stores operated by the Company. Additionally, the Company's lack of working capital to purchase holiday season inventory had an adverse impact on sales in the current year period

                  The Company's Gross Profit, selling expenses and general and administrative expenses for the 13-week period ended March 30, 1997 have not been calculated because of the Chapter 11 filing by Building Blocks and the sale of BBFC in January 1997.

                  Gross Profit as a percentage of net sales decreased from 46% for the 26-week period ended December 31, 1995 to 30% for the 26 week period ended December 29, 1996. This is primarily the result of price discounting associated with the closing of mall stores during this period. Gross Profit in dollars decreased from $2,039,744 for the 26-week period ended December 31, 1995 to $690,657 for the 26-week period ended December 29, 1996 because of lower margins and a net decrease in the number of stores.

                  Selling expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Selling expenses were $1,369,967 (59% of net sales) and $1,470,839 (33% of net sales) during the 26-week periods ended December 29, 1996 and December 31, 1995, respectively. This increase as a percentage of sales is primarily due to the continued accrual of rent charges with respect to those stores that the Company closed.

                  General and administrative expenses represent salaries and related expenses associated with the corporate staff, as well as the expenses associated with Building Blocks' corporate operations. General and administrative expenses were $890,012 (38% of net sales) and $889,061 (20% of net sales) during the 26-week periods ended December 29, 1996 and December 31, 1995, respectively. Although salaries and related expenses decreased, this increase as a percentage of sales is attributable to higher legal costs associated with a legal settlement as discussed in the following paragraph.

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

                  Due to the filing of the Chapter 11 petition by Building Blocks and the sale of BBFC, the Company has determined that the Goodwill has no future value and has recorded a writeoff of $136,882 during the 13-week period ended December 29, 1996. Additionally, the Company recorded a Loss on Sale of Property and Equipment during the 39-week period ended March 30, 1997 of

$551,688 due to the closing of certain stores.

Results of Operations -- 39-week period ended March 31, 1996 compared with corresponding period ended April 2, 1995.

As described in Note 4 to the Consolidated Financial Statements ("Equity Investment"), the Company acquired 25% of the common stock of CM Franchise Corp. on December 14, 1995. The Company's proportion of the operating results in CM Franchise Corp. is included in the results of operations through September 29, 1996, when it disposed of this investment.

Operations

                  Net sales, substantially all of which were generated by Building Blocks, were $5,728,735 for the nine months ended March 31, 1996 versus $4,169,811 for the nine months ended April 2, 1995, representing an increase of 37.7%. The increase is primarily due to the increase in the number of stores operated by Building Blocks. Of the thirteen stores operated during the nine month period, nine were comparable stores. Comparable store sales for the period increased 8.7% or $3,421,811 to $3,718,198. Due to the seasonality of the toy industry net sales for the nine months ended March 31, 1996 were not reflective of the expected net sales of the Company for the full fiscal 1996.

                  Cost of sales increased 40.3% to $3,142,108 (54.8% of net sales) during the nine months ended March 31, 1996 versus $2,239,524 (53.8% of net sales) for the nine months ended April 2, 1995, representing the cost of additional inventory to support the increased sales for Building Blocks.

                  Selling expenses were $2,217,220 (38.7% of net sales) for the nine months ended March 31, 1996 versus $1,792,305 (43.1% of net sales) for the corresponding period in the prior year. Such amounts including payroll, occupancy and advertising expenses for the Building Blocks stores. The increase in fiscal 1996 resulted primarily from the increase in the number of stores operated by the Company and the substantial advertising expenditures associated with new store openings. As these new stores matured, selling expense as a percentage of sales decreased.

                  General and administrative expenses were $1,463,278 (25.5% of net sales) in the nine months ended March 31, 1996, representing a decrease of 30.3% from $2,099,867 (50.5% of net sales) in the prior year. This decrease is attributable to various cost reduction measures undertaken by the Company including the elimination of a real estate division operated in the prior period and reduction in corporate payroll. These reductions, combined with the increase in sales, resulted in the reduction of these expenses as a percentage of net sales.



         One-Time and Restructuring Items

                  For the 39-week period ended March 31, 1996, the Company recorded restructuring and other expense charges of $660,767 for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.

                  The Company had been a defendant in a lawsuit with a former officer who was suing the Company for various alleged claims (see "Item 3 - Legal Proceedings"). In fiscal 1995, the Company had taken a reserve of $250,000 related to estimated legal fees as a result of its defense in this matter. As a result of the settlement of this lawsuit, the Company recorded a noncash expense of $570,000, which appears as "Legal Settlement-Noncash" in the accompanying consolidated statement of operations for the 39-week period ended March 31, 1996.

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Landlords at two mall stores which were closed between June and October 1996 subsequently obtained judgments of $86,000 (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks, Inc., District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages. At the time of the filing by Building Blocks of the bankruptcy petition referred to in the next paragraph, an action seeking $47,000 in back rent and $140,000 in damages was pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court-Fairfield, Connecticut, commenced June 24, 1996), and an action for rent arrearages of approximately $180,000 was pending at March 30, 1997, with respect to a mall store closed in October 1996 (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court-Westchester, New York, commenced September 26, 1996). Substantially all unpaid rents through the date of the bankruptcy petition were accrued on the Company's consolidated financial statements, and no provision had been made with respect to the damage claims. Subsequent to the filing of the bankruptcy petition, landlords at the last five stores operated by Building Blocks served "Notices to Quit" based upon non-payment of rent. These stores were liquidated under a Court-approved agency agreement with a professional liquidator. All of the Company-operated stores were closed by April 10, 1997, and final creditor claims are to be filed by May 22, 1997. Building Blocks continues to manage its business affairs as Debtor-in-Possession, with current efforts directed at reconciling creditors' claims and liquidating remaining furniture, fixtures and equipment. Settlements were reached with landlords, and stipulations were entered by the Bankruptcy Court in recent weeks, with regard to lease terminations at four Building Blocks store locations. All other pending landlord claims, including those described in Note 5 above, are posted in the Bankruptcy schedules.

                  On January 31, 1997 Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684(BRL)). The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) During the fiscal quarter ended March 30, 1997, the Company filed on Report on Form 8-K dated February 7, 1997, reporting, under item 5, the filing of a Chapter 11 petition by Building Blocks, Inc. and the sale of the stock of Building Blocks Franchise Corp.

                                  SIGNATURE

                  In accordance with the requirements of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                SPECIALTY RETAIL GROUP, INC.


Date:  May 19, 1997                             By:/s/ Steven E. Glass
                                                   --------------------------
                                                   Steven E. Glass, Secretary

                              INDEX TO EXHIBITS

Exhibit                                                                 Page
-------                                                                 ----
27       Financial Data Schedule......................................   20