Form 10-Q/A
period 1997-03-30
SPECIALTY RETAIL GROUP INC
filed 1997-11-21
CIK 824109

                                 FORM 10-QSB/A-1

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

            477 Madison Avenue, 14th Floor, New York, New York 10022
                         (Address of principal offices)

                                 (212) 872-9684

                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On November 20, 1997, 9,084,238 shares of the issuer's Common Stock were outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                                     The Index to Exhibits appears on Page 18

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

                                                                            Page


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Financial
          Statements as of March 30, 1997......................................3

          Condensed Consolidated Balance
          Sheet at March 30, 1997 (unaudited)..................................3

          Condensed Consolidated Statements of Operations for the
          thirteen-week and thirty-nine week periods ended March 30,
          1997 and March 31, 1996 (unaudited)..................................4

          Condensed Consolidated Statements of Cash Flows for the
          thirty-nine week periods ended March 30, 1997 and March 31,
          1996 (unaudited).....................................................5

          Notes to the Condensed Consolidated
          Financial Statements as of March 30, 1997 (unaudited)................7

Item 2 - Management's Discussion and Analysis or Plan of Operations...........11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................15

Item 6 - Exhibits and Reports on Form 8-K.....................................15

Signature.....................................................................17

                          Specialty Retail Group, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                  Condensed
                                                                                 from Audited
                                                          March 30,               Financial
                                                            1997                 Statements
                                                          unaudited)             June 30, 1996
                                                         ----------             -------------


ASSETS
Current Assets:
Cash and cash equivalents                               $    15,603                 $387,006
Inventory                                                        --                1,281,777
Other current assets                                         41,877                  129,538
                                                           --------                ---------
Total current assets                                         57,480                1,798,321


Property and equipment, net                                   3,478                  778,326
Goodwill, net                                                    --                  143,032
Equity investments                                               --                  179,744
Other assets, primarily security deposits                        --                  103,225
                                                             ------               ----------
TOTAL ASSETS                                            $    60,958               $3,002,678
                                                        ===========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses                      $293,768               $2,108,456
Accrued guarantee settlement payable                         30,000                       --
Due to unconsolidated subsidiary                             10,000                       --
Demand loans -- stockholders                                 87,520                       --
                                                           --------               ----------
Total current liabilities                                   421,288                2,108,456

Legal settlement                                             80,000                  570,000
                                                           --------               ----------

Total liabilities                                           501,288                2,678,456
                                                           --------               ----------

Commitments and contingencies (Note 5)


Stockholders' deficit:

Series A-1 Preferred Stock; 10,000,000 shares
  authorized; $.001 par value; issued and
  outstanding, 2,394,130 shares                               2,394                    2,394
Common Stock; 100,000,000 shares authorized;
  $.001 par value; 9,324,738 shares issued
  (March 30, 1997)                                            9,325                    8,675
Additional paid-in capital                               11,573,570               11,004,220

Accumulated deficit                                    (11,849,955)             (10,515,403)
Treasury Stock - 240,500 shares at cost                   (175,664)                (175,664)
                                                       ------------             ------------

Total stockholders (deficit) equity                       (440,330)                  324,222
                                                       ------------             ------------

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY DEFICIT                                $60,958               $3,002,678
                                                       ============             ============

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                13 Weeks Ended             39 Weeks Ended
                                                --------------             --------------
                                           March 30,     March 31,     March 30,    March 31,
                                             1997          1996          1997         1996
                                             ----          ----          ----         ----

Results of Discontinued Operations:


  Net sales                            $   141,804    $ 1,253,656    $ 2,457,846    $ 5,728,735
  Cost of sales                            128,149        706,773      1,602,663      3,142,108
                                       -----------    -----------    -----------    -----------
  Gross profit                              13,655        546,883        855,183      2,586,627
  Operating costs:
    Selling, general and
    administrative expenses                 71,384      1,320,598      2,479,551      3,019,731
                                       -----------    -----------    -----------    -----------
    Loss from operations                   (57,729)      (773,715)    (1,624,368)      (433,104)

Other income (expense):
  Interest income (expense), net            (1,019)        57,971           (100)       184,287
  Miscellaneous income                      24,837           --           46,437           --
  Gain on sale of equity investment           --             --           44,406           --
  (Note 4)
  Gain on sale of subsidiary                43,224           --           43,224           --
  Store closing costs and related
  expenses                                 (67,042)          --         (520,420)      (660,767)
  Settlement of guarantor obligation
  related to bankrupt subsidiary
  (Note 5)                                 (30,000)          --          (30,000)          --
  Gain on deconsolidation of
  bankrupt subsidiary (Note 1)             786,269           --          786,269           --
                                       -----------    -----------    -----------    -----------
  Net income (loss)                    $   698,540    ($  715,744)   ($1,254,552)   ($  909,584)
                                       ===========    ===========    ===========    ===========
Per share amounts:
  Net income (loss):                   $       .08    ($     0.08)   $     (0.14)   ($     0.10)
                                       ===========    ===========    ===========    ===========
Weighted average number of
  common shares outstanding              9,084,238      8,674,738      8,960,880      8,674,738
                                       ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                  39 Weeks Ended  39 Weeks Ended
                                                  March 30, 1997  March 31, 1996
                                                    -----------    -----------

Cash flows from operating activities:
  Net loss                                          ($1,254,552)   ($  909,584)
                                                    -----------    -----------
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                          47,449        227,448
  Gain on deconsolidation                              (786,269)
  Writedown of goodwill and organization
    costs                                               136,882
  Loss on sale of property and equipment                330,776
  Gain on sale of subsidiary                            (43,224)
  Gain on sale of equity investment                     (44,406)
  (Increase) decrease in inventory                      846,779       (165,688)
  (Increase) decrease in other current assets            62,895        (13,132)
  (Increase) decrease in other assets                    89,019        (32,734)
  Decrease in accounts payable
    and accrued liabilities                             (42,472)    (1,003,427)
                                                    -----------    -----------
         Total adjustments                              597,429       (987,533)
                                                    -----------    -----------
Net cash used in operating activities                  (657,123)    (1,897,117)
                                                    -----------    -----------
Cash flows from investing activities:
  Cash of subsidiary on date of bankruptcy              (64,541)
  Expenditures for property and equipment                (3,614)      (142,051)
  Proceeds from sale of subsidiary                       43,224           --
  Equity investment                                        --         (224,150)
                                                    -----------    -----------
Net cash used in investing activities                   (24,931)      (366,201)
                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings                              310,651       (600,000)
                                                    -----------    -----------
  Net cash provided by financing activities             310,651       (600,000)
                                                    -----------    -----------
  Net decrease in cash and cash equivalents            (371,403)    (2,863,318)
Cash and cash equivalents, beginning of period          387,006      2,913,188
                                                    -----------    -----------
Cash and cash equivalents, end of period            $    15,603    $    49,870
                                                    ===========    ===========

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

         The Company transferred an equity investment as repayment of a $224,150 loan from stockholder.

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

                  As discussed in Note 2, effective in the period ended March 30, 1997 the Company sold or discontinued all business operations and its subsidiary, Building Blocks, Inc., filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The only current operations are the general and administrative costs related to the bankruptcy and maintaining a business office. In accordance with generally accepted accounting principles, the Company deconsolidated its Building Blocks, Inc. subsidiary as of the bankruptcy filing. The Company recognized a gain of $786,269 on deconsolidation.

                  These statements should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. Due to the bankruptcy filing by the Company's Building Blocks, Inc. subsidiary, and the sale of the outstanding capital stock of the Company's Building Blocks Franchise Corp. subsidiary, operating results for the interim periods ended March 30, 1997 are not indicative of results that may be expected for the fiscal year ending June 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

2.  Going Concern

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

                  On January 31, 1997, the Company's Building Blocks, Inc. ("Building Blocks") subsidiary filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition sought protection from creditors while Building Blocks liquidated its inventory and fixtures. Effective January 28, 1997 the outstanding capital stock of the Company's Building Blocks Franchise Corp. ("BBFC") subsidiary, which owns the "Building Blocks" trademarks, was sold by the Company's Building Blocks Holdings, Inc. ("BBHI") subsidiary. The net proceeds from the sale were used first to repay amounts owed by BBFC to Building Blocks. The remainder of the proceeds are payable to Building Blocks pursuant to an agreement requiring BBHI to obtain a general release from Building Blocks. The Company recognized a gain of $43,224 on the sale of its BBFC subsidiary.

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. At March 30, 1997, the Company has approximately $60,000 of assets and has liabilities of approximately $420,000, excluding a liability payable by the issuance of up to 213,333 shares of its common stock pursuant to the settlement agreement described in Note 5. It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At March 30, 1997 such advances (which are included in the liabilities described above) aggregated $86,501. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the outcome of BBI's Chapter 11 petition and upon the Company's ability to reach settlements of its outstanding obligations. See Note 3.

                  The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

3. Chapter 11 Petition of Debtor

                  In a Chapter 11 case, substantially all liabilities of the Debtor, Building Blocks, as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules filed by the Debtor as of the date of the filing show liabilities exceed assets by approximately $800,000. Differences between amounts shown by the Debtor and claims filed by creditors will be investigated and resolved. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. The Company anticipates that it and BBI will release each other from any claims as part of the definitive plan of reorganization, including any claim in connection with a $220,000 payable from the Company to BBI which the Company has determined was reported in error because it was subsequently offset or paid. In connection with the negotiation of the definitive Plan, the Company will seek credit for funding the settlement of a litigation described under "Other Legal Proceedings - Leases" in
Note 5, but may also issue shares of its common stock to creditors of BBI and/or settle liabilities of BBI and/or make a payment to BBI in connection with the negotiation of a definitive plan of reorganization. Ultimately the adjustment of all claims and liabilities of the Debtor remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, is not presently determinable.

                  Under the Bankruptcy Code, the Debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. Building Blocks elected to reject all of its leases and contracts other than an employment agreement with Steven E. Glass. The Debtor cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items. All assets of the Debtor have either been sold or written down to a realizable value. Based on such values, the Company has determined that none of BBI's assets will remain at the conclusion of the bankruptcy proceedings.

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

                  In July 1996, the Company received a loan of $224,150 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995. The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $44,406 gain on this transaction in the accompanying Condensed Consolidated Statements of Operations for the 39 weeks ended March 30, 1997.

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

                  In August 1996, the Company settled this litigation without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or issuance to the holders of up to an additional 213,333 shares of common stock currently being held by an escrow agent. The Company has recognized an additional obligation and expense in the amount of $80,000 arising from this guarantee.

                  Other Legal Proceedings-Leases

                  Landlords at two mall stores which were closed between June and October 1996 subsequently obtained judgments of $86,000 (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks, Inc., District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages. At the time of the filing of the Chapter 11 petition, an action seeking $47,000 in back rent and $140,000 in damages was pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and a suit for rent arrearages of $180,000 was pending with respect to a mall store closed in October 1996 (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court Westchester, New York, commenced September 26, 1996). A settlement of this last claim for $30,000 has been reached subsequent to March 30, 1997 and is reflected in the accompanying financial statements. At March 30, 1997, no provision was made with respect to the other damage claims.

6. Writedown of Goodwill and Loss on Property and Equipment

                  Due to the Chapter 11 filing by Building Blocks and the sale of BBFC, the Company has determined that the Goodwill has no future value and recorded a writeoff of $136,882 during the 39-week period ended March 30, 1997. Additionally, the Company wrote off $170,826 of leasehold improvements and recorded additional losses on disposition of property and equipment due to the closing of its stores.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                  Set forth below is a discussion of (1) the Company's lack of liquidity and capital resources; (2) the significant factors affecting the operating results of discontinued operations (i.e., those of Building Blocks and BBFC) for the 39 weeks ended March 30, 1997 ("Current Period") and the 39 weeks ended March 31, 1996 ("Prior Period"); and (3) the items set forth under "Other income (expenses)" in the Consolidated Statements of Operations included in the Company's financial statements. These discussions should be read in conjunction with the financial statements and notes thereto.

                  The reported results of discontinued operations are not indicative of future results of operations or financial position of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for year-end and interim financial information applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities which may result from the Company's lack of capital resources or ongoing operations as described below.

Liquidity and Capital Resources

                  Certain of the matters discussed under this caption that are forward looking statements involve risks and uncertainties, as described herein and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

                  The principal operating subsidiary of the Company during the Prior Period and the Current Period was Building Blocks, which the Company acquired on April 13, 1993 and which thereafter operated a chain of specialty retail toy stores. BBFC was organized subsequent to June 30, 1996, as a second-tier subsidiary, and was engaged in marketing franchises for Building Blocks stores.

                  Primarily as the result of continuing losses and negative cash flow experienced by Building Blocks, the Company began experiencing a working capital shortage in the spring of 1996. Despite a number of actions taken to reduce operating expenses and to generate revenue from franchising, Building Blocks and BBFC were not able to achieve profitability or to reverse the negative cash flow by the end of calendar 1996.

                  Effective January 28, 1997 the outstanding capital stock of BBFC was sold. The net proceeds from the sale, $43,224, were paid over to Building Blocks pursuant to an agreement requiring the parent of BBFC to obtain a general release from Building Blocks to BBFC. On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11.

The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures.

                  Effective February 28, 1997, and pursuant to a Bankruptcy Court order entered on that date, Building Blocks entered into an Agency Agreement with a liquidator for the purpose of liquidating its retail inventory. Building Blocks' ongoing operations include performance of its obligations under the Agency Agreement; disposition of its furniture, fixtures and equipment, and collection of receivables all as specified in the February 28, 1997 order; the negotiation and prosecution of the Plan as described below; the windingdown of its retail toy store operations; and the general and administrative matters related to the bankruptcy. On August 8, 1997, Building Blocks submitted a Chapter 11 Plan of Reorganization to the Bankruptcy Court which, if approved, would result in a discharge of Building Blocks from all claims of its creditors, including the Company; a discharge of the Company from all claims of Building Blocks and Building Blocks' creditors in exchange for the Company satisfying Building Blocks' obligations under a store lease (which the Company and the landlord have agreed to settle for $30,000); and the merger of Building Blocks with and into the Company. The Official Committee of Unsecured Creditors (the "Committee") in the Chapter 11 proceeding filed objections to certain aspects of Building Blocks' Reorganization Plan on September 18, 1997. The Company and Building Blocks are communicating with the Committee in an effort to resolve these objections and to produce a mutually agreeable Chapter 11 Plan. It is expected that a hearing on the disclosure statement regarding the Plan will be convened by the Bankruptcy Court before the end of 1997 and, subject to the outcome of this hearing, the Plan may be confirmed 25 days later.

                  The Company has only nominal cash and had accounts payable of approximately $380,000 at March 30, 1997. In addition, the Company was a limited guarantor of a store lease which the Company and the landlord have agreed to settle for $30,000. As part of the negotiated revisions to the Plan the Company may agree to issue shares of its Common Stock to the creditors of Building Blocks and/or to settle additional creditor claims and/or to make payments to Building Blocks. The Company may also be required, at some future date, to satisfy a liability recorded on its books in the amount of $80,000 by the issuance of up to 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note 5 to the financial statements included herewith.

                  It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At March 30, 1997 the advances from stockholders (which are included in the accounts payable described above) aggregated $86,501. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  The Company is attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated, and any such combination may depend, among other things, upon the outcome of BBI's Chapter 11 Petition, and the Company's ability to reach settlements of its outstanding obligations.

Results of Discontinued Operations -- 39-week period ended March 30, 1997 compared with the corresponding period ended March 31, 1996

Operations

                  Net sales, substantially all of which were generated by Building Blocks, were approximately $1,254,000 for the 39-week period ended March 30, 1997, a decrease of approximately 78% when compared with approximately $5,729,000 for the corresponding period ended March 31, 1996. This decrease in net sales was due principally to the decreased number of stores operated by the Company through January 31, 1997, after which the results of Building Blocks operations are no longer consolidated with the Company and the Company's lack of working capital to purchase holiday season inventory.

                  Gross Profit as a percentage of net sales decreased from approximately 45% for the 39-week period ended March 31, 1996 to approximately 43% for the 39 week period ended March 30, 1997. This is primarily the result of price discounting associated with the closing of stores during fiscal 1997.

                  Selling, general and administrative expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Selling, general and administrative expenses were approximately 105% of net sales and approximately 64% of net sales during the 39-week periods ended March 30, 1997 and March 31, 1996, respectively. This increase as a percentage of sales is primarily due to the decline in revenue and the existence of fixed overhead expenses.

Store Closing Costs and Related Expenses

                  The Company has recorded restructuring and other expense charges of $520,420 and $660,767 in the current period and prior periods, respectively, for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.


Other Income (Expense)

                  During the quarter ended September 29, 1996, the Company recorded a $44,406 gain on the sale of its equity investment in CM Franchise Corp. Such gain results from the Company's transferring its rights and interests in the investees' common stock with a recorded value of $179,744 in satisfaction of a $224,150 debt. In the prior year the

Company recorded its proportionate share of the investees' loss against the $224,150 original acquisition cost of the investment.

                  Effective January 28, 1997 the outstanding stock of BBFC was sold at a gain of $43,224.

                  Interest income the in Prior Period represents income from invested cash. In the Current Period interest expense accrued on loans from stockholders exceeded such interest income.

                  Miscellaneous income consists primarily of Building Blocks-related items which will not recur.

                  The $30,000 settlement of guarantor obligation relates to a store lease of Building Blocks which was partially guaranteed by the Company, and which guarantee was settled after March 30, 1997 for $30,000. See Note 5 to the condensed consolidated financial statements and PART II - Item 1 - Legal Proceedings.

                  The legal settlement relates to the settlement in August 1996, of a litigation in which the Company, without admitting liability, issued an aggregate of 650,000 shares of the Company's common stock with a market value of $570,000 on the date of issuance to the plaintiff and his designee and issued a limited guarantee of the realization by them of an average of $1 per share.

                  The $786,269 gain on the deconsolidation of Building Blocks reflects the amount of Building Blocks' net deficit at the time of the Chapter 11 filing.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


                  Landlords at two mall stores which were closed between June and October 1996 subsequently obtained judgments of $86,000 (Westland Garden State Plaza Limited Partnership v. Building Blocks, Inc., Superior Court of New Jersey, Bergen County, commenced June 4, 1996) and $104,000 (Natick Limited Partnerships v. Building Blocks, Inc., District Court, Middlesex, Massachusetts, commenced August 12, 1996) against Building Blocks for rent arrearages and damages. At the time of the filing of the Chapter 11 petition, an action seeking $47,000 in back rent and $140,000 in damages was pending with respect to a third mall store closed prior to October 1996 (Westland Properties, Inc. v. Building Blocks, Inc., Superior Court - Fairfield, Connecticut, commenced June 24, 1996), and a suit for rent arrearages of $180,000 was pending with respect to a mall store closed in October 1996 (Fashion Mall Partners, L.P. v. Building Blocks, Inc., City Court Westchester, New York, commenced September 26, 1996). A settlement of this last claim for $30,000 has been reached subsequent to March 30, 1997 and is reflected in the accompanying financial statements. At March 30, 1997, no provision was made with respect to the other damage claims.

                  On January 31, 1997 Building Blocks filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684(BRL)). The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores.

                  Subsequent to the filing of the bankruptcy petition, landlords at the last five stores operated by Building Blocks served "Notices to Quit" based upon non-payment of rent. These stores were liquidated under a Court-approved agency agreement with a professional liquidator. All of the Building Blocks-operated stores were closed by April 10, 1997, and final creditor claims were filed by May 22, 1997. Building Blocks continues to manage its business affairs as Debtor-in-Possession, with current efforts directed at reconciling creditors' claims; liquidating remaining furniture, fixtures and equipment; and formulation of a Chapter 11 reorganization plan. Settlements were reached with landlords, and stipulations were entered by the Bankruptcy Court, with regard to lease terminations at four Building Blocks store locations. All other pending landlord claims, including those described in Note 5 above, are being negotiated in the Bankruptcy settlement.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) During the fiscal quarter ended March 30, 1997, the Company filed a Report on Form 8-K dated February 7, 1997, reporting, under item 5, the filing of a Chapter 11 petition by Building Blocks, Inc. and the sale of the stock of

Building Blocks Franchise Corp.

                                    SIGNATURE

                  In accordance with the requirements of the Exchange Act, the Company caused this Amendment to Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              SPECIALTY RETAIL GROUP, INC.

Date:  November 20, 1997                      By:/s/ Steven E. Glass
                                                 -------------------
                                                 Steven E. Glass, Secretary

                                INDEX TO EXHIBITS

Number            Exhibit                                                  Page

27                         Financial Data Schedule                          19