Form 10KSB
period 1997-06-29
SPECIALTY RETAIL GROUP INC
filed 1997-12-02
CIK 824109

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 29, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-18707

                          SPECIALTY RETAIL GROUP, INC.

                 (Name of small business issuer in its charter)


         Florida                                            59-2824411
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                         477 Madison Avenue - 14th Floor
                            New York, New York 10022
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 872-9684

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

Yes  X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Index to Exhibits appears at Page 35.

                  For the year ended June 29, 1997, the Issuer had revenues of $2,457,846.

                  The aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates), computed by reference to the average bid and asked prices of such stock as of November 21, 1997, was $181,685.

                  As of November 21, 1997 there were 9,084,238 shares of common stock outstanding, excluding 213,333 contingently issuable shares held by an Escrow Agent.

                  Transitional Small Business Disclosure Format (check
one:)   Yes         No  X .

                                     PART I

Item 1.           Description of Business

                  The Company was organized under the laws of Florida in 1987. The Company originally operated a clinical laboratory which it sold as of December 31, 1991. On April 13, 1993, the Company acquired all of the issued and outstanding capital stock of Building Blocks, Inc. ("Building Blocks") for shares of the Company's Common Stock. Thereafter, Building Blocks operated a specialty educational and developmental toy store chain. In early 1996 the Company determined to pursue expansion of the Building Blocks chain through franchising, and the Company established Building Blocks Franchise Corp. ("BBFC") as a second-tier wholly-owned subsidiary for that purpose.

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

                  Effective January 28, 1997 the outstanding capital stock of BBFC was sold. The net proceeds from the sale ($43,224) were paid over to Building Blocks pursuant to an agreement requiring the parent of BBFC to obtain a general release from Building Blocks to BBFC. On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("Chapter 11") in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures.

                  Effective February 28, 1997, and pursuant to a Bankruptcy Court order entered on that date, Building Blocks entered into an Agency Agreement with a liquidator for the purpose of liquidating its retail inventory. Building Blocks' ongoing operations include performance of its obligations under the Agency Agreement; disposition of its furniture, fixtures and equipment, and collection of receivables all as specified in the February 28, 1997 order; the negotiation and prosecution of the "Plan" described below; the winding-down of its retail toy store operations; and the general and administrative matters related to the bankruptcy. On August 8, 1997, Building Blocks submitted a Chapter 11 Plan of Reorganization (the "Plan") to the Bankruptcy Court which, if approved, would have resulted in a discharge of Building Blocks from all claims of its creditors, including the Company; a discharge of the Company from all claims of Building

Blocks and Building Blocks' creditors in exchange for the Company satisfying Building Blocks' obligations under a store lease (which the landlord has agreed to settle for $30,000); and the merger of Building Blocks with and into the Company. The Official Committee of Unsecured Creditors (the "Committee") in the Chapter 11 proceeding filed objections to certain aspects of Building Blocks' Reorganization Plan on September 18, 1997. The Company and Building Blocks are communicating with the Committee in an effort to resolve these objections and to produce a mutually agreeable Chapter 11 Plan. It is expected that a hearing on the disclosure statement regarding the Plan will be convened by the Bankruptcy Court before the end of 1997 and, the Plan, as it may be revised, could be confirmed 25 days later.

                  The Company has only limited cash and had current liabilities of approximately $515,000 at June 29, 1997. As part of the negotiated revisions to the Plan the Company will seek credit for funding the settlement of the above-referenced store lease but may also agree to issue shares of its Common Stock to the creditors of Building Blocks and/or to settle additional creditor claims and/or to make payments to Building Blocks. The Company may also be required, at some future date, to issue up to 213,333 shares of its Common Stock to certain parties pursuant to the settlement agreement described in "Item 3. Legal Proceedings." The Company has recorded a non-current liability on its books in the amount of $80,000 in connection with this obligation (see Note 7B to the Consolidated Financial Statements).

                  It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its capital stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 29, 1997 the advances from stockholders (which are included in the current liabilities described above) aggregated $154,251 plus accrued interest of $3,217. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  The foregoing raise substantial doubt about the Company's ability to continue as a going concern. (See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Financial Statements.")

                  The Company is attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated, and any such combination may depend, among other things, upon the outcome of BBI's Chapter 11 Petition and upon the Company's ability to reach settlements of its outstanding obligations.

Employees

                  As of November 21, 1997, the Company had one employee.

Item 2.           Description of Properties

                  The Company occupies approximately 100 square feet of executive office space in a suite of offices at 477 Madison Avenue, New York, New York 10022 which is leased by an entity controlled by certain of the Company's principal stockholders. This occupancy is on an at-will basis.

Item 3.           Legal Proceedings

                  Peter Sayet v. Institute For Laboratory Medicine. Inc.,
ILM Acquisition L.P., M.P. Partners L.P., ILM Acquisition Corporation, LSJM Partners L.P., ILM N Corporation, Forest Hill Capital Corporation, Healthcare Venture Management Corporation, Selig Zises, Glenn Meyers and Laurence Lurie.

                  On August 22, 1996, the Company, the plaintiff (Sayet), and the other parties entered into an Agreement of Settlement and Compromise (the

"Settlement Agreement") of the above-named lawsuit in which Mr. Sayet claimed damages of approximately $1,400,000 arising from events occurring at the time his employment with the Company terminated in 1992, when it operated under the name Institute for Laboratory Medicine, Inc. Under the Settlement Agreement the Company issued an aggregate of 650,000 shares of its Common Stock to Sayet and a designee of Sayet's and reserved for issuance 213,333 shares of its Common Stock which are being held by an Escrow Agent. Pursuant to the requirements of the Settlement Agreement, the Company also entered into a Registration Rights Agreement dated August 22, 1996 with Sayet and the designee of Sayet (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company filed with the Securities and Exchange Commission a registration statement to permit the transfer or resale of the shares issued and issuable pursuant to the Settlement Agreement and agreed to maintain the effectiveness of the registration statement until the earlier of the disposition of such shares or the expiration of the applicable Rule 144 holding period.

                  Pursuant to the terms of the Settlement Agreement, in the event that the holders of the 650,000 Shares (the "Selling Stockholders") sell any Shares for more than $1.00 per Share, the Company shall receive 67% of such excess (the "Company Proceeds"). The Settlement Agreement also provides for a "Price Protection Pool" which shall be equal to the sum of: (i) $160,000 and
(ii) 25% of the Company Proceeds. If, after the sale of all of the 650,000 Shares by the Selling Stockholders, in bona fide open market transactions, the Selling Stockholders realize gross proceeds of less than $650,000 (the "Shortfall") the Company will be required to either pay the Shortfall to the Selling

Stockholders, up to the amount of the Price Protection Pool, or issue to the Selling Stockholders that number of the contingently issuable shares which have a market value equal to the Shortfall, up to a maximum of 213,333 shares. The aforesaid 213,333 contingently issuable shares have been reserved for issuance and registered in the name of an Escrow Agent. The Company currently anticipates that its obligation under the guarantee would be satisfied by the delivery of the required number of escrowed Shares which delivery would be in complete satisfaction of the Company's obligation under the Settlement Agreement. As of the date hereof, 325,000 of the Shares have been sold. No shares have been sold for more than $1.00 per share and the Price Protection Pool is $160,000.

Other Legal Proceedings

                  Building Blocks is a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations. These cases have been stayed by the bankruptcy proceeding and it is expected that the underlying claims will be extinguished upon the completion of the bankruptcy proceeding.

                  Of the aforementioned cases, the Company is a limited

guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court
- Westchester, New York, commenced September 26, 1996. This suit seeks $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company, which guaranteed up to $180,000 of rent payments under this lease. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord has agreed to settle this claim and the suit for a payment of $30,000. (See Note 3 to the Consolidated Financial Statements.)

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder
                  Matters

                  The Common Stock was quoted on the NASDAQ SmallCap System from July 1, 1994 through November 26, 1996, and on the OTC Bulletin Board since November 27, 1996 under the symbol "SRGC". The following table sets forth the high and low sales prices on the NASDAQ SmallCap System and on the OTC Bulletin Board as reported by NASDAQ and the OTC Bulletin Board, respectively, for the periods indicated:

Period                                                High             Low

July 3, 1995 - October 1, 1995                        7/8              1/4
October 2, 1995 - January 1, 1996                     5/8              1/4
January 2, 1996 - March 31, 1996                      31/32            5/16
April 1, 1996 - June 30, 1996                         1 1/4            19/32
July 1, 1996 - September 29, 1996                     13/16            1/4
September 30, 1996 - December 29, 1996                9/32             .02
December 30, 1996 - March 30, 1997                    .07              .015
March 31, 1997 - June 29, 1997                        .17              .02

                  On November 21, 1997, there were approximately 230 holders of record of the Company's Common Stock and one holder of record of the Company's Series A-1 Preferred Stock.

                  The Company has never paid dividends on the Common Stock or on the Series A-1 Preferred Stock and does not anticipate paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  Set forth below is a discussion of (1) the Company's lack of liquidity and capital resources; (2) the significant factors affecting the operating results of discontinued operations (i.e., those of Building Blocks and BBFC) for the 52 weeks ended June 29, 1997 ("fiscal 1997") and the 52 weeks ended June 30, 1996 ("Prior Period"); and (3) the items set forth under other income (expense) in the Consolidated Statements of Operations included in the Company's financial statements. These discussions should be read in conjunction with the financial statements and notes thereto.

                  The reported results of operations are not indicative of future results of operations or financial position of the Company. The Company has no ongoing revenue-generating operations. The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities which may result from the Company's lack of capital resources or ongoing operations as described below.

Liquidity and Capital Resources

                  Certain of the matters discussed under this caption that are forward looking statements involve risks and uncertainties, as described herein and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

                  The principal operating subsidiary of the Company during Fiscal 1996 and Fiscal 1997 (through January 31, 1997) was Building Blocks, which the Company acquired on April 13, 1993 and which thereafter operated a chain of specialty retail toy stores. BBFC was organized subsequent to June 30, 1996, as a second-tier subsidiary, and was engaged in marketing and selling franchises for Building Blocks stores.

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

                  Effective January 28, 1997 the outstanding capital stock of BBFC was sold. The net proceeds from the sale ($43,224) were paid over to Building Blocks pursuant to an agreement requiring the parent of BBFC to obtain a general release from Building Blocks to BBFC. On January 31, 1997, Building

Blocks filed a petition for relief under Chapter 11. The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures.

                  Effective February 28, 1997, and pursuant to a Bankruptcy Court order entered on that date, Building Blocks entered into an Agency Agreement with a liquidator for the purpose of liquidating its retail inventory. Building Blocks' ongoing operations include performance of its obligations under the Agency Agreement; disposition of its furniture, fixtures and equipment, and collection of receivables all as specified in the February 28, 1997 order; the negotiation and prosecution of the Plan as described below; the winding-down of its retail toy store operations; and the general and administrative matters related to the bankruptcy. On August 8, 1997, Building Blocks submitted a Chapter 11 Plan of Reorganization to the Bankruptcy Court which, if approved, would have resulted in a discharge of Building Blocks from all claims of its creditors, including the Company; a discharge of the Company from all claims of Building Blocks and Building Blocks' creditors in exchange for the Company satisfying Building Blocks' obligations under a store lease (which the landlord has agreed to settle for $30,000); and the merger of Building Blocks with and into the Company. The Official Committee of Unsecured Creditors (the "Committee") in the Chapter 11 proceeding filed objections to certain aspects of Building Blocks' Reorganization Plan on September 18, 1997. The Company and Building Blocks are communicating with the Committee in an effort to resolve these objections and to produce a mutually agreeable Chapter 11 Plan. It is expected that a hearing on the disclosure statement regarding the Plan will be convened by the Bankruptcy Court before the end of 1997 and, subject to the outcome of this hearing, the Plan may be confirmed 25 days later.

                  The Company has only limited cash and had current liabilities of approximately $515,000 at June 29, 1997. As part of the negotiated revisions to the Plan the Company will seek credit for funding the settlement of the above-referenced store lease but may also agree to issue shares of its Common Stock to the creditors of Building Blocks and/or to settle additional creditor claims and/or to make payments to Building Blocks. The Company may also be required, at some future date, to issue up to 213,333 shares of its Common Stock pursuant to the settlement agreement described in "Item 3. Legal Proceedings." In connection with this obligation, the Company has recorded a non-current liability on its books in the amount of $80,000, measured by the difference between the settlement amount of $650,000 and the market value of the shares actually issued on August 22, 1996 as part of the settlement. See Note 7B to the Consolidated Financial Statements.

                  It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its capital stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 29, 1997 the advances from stockholders (which are included in the current liabilities described above) aggregated $154,251 plus accrued interest of $3,217. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  As a result of these matters, the report of the Company's auditor on the Company's June 29, 1997 financial statements contains a "going concern" explanatory paragraph.

                  The Company is attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated, and any such combination may depend, among other things, upon the outcome of BBI's Chapter 11 Petition and upon the Company's ability to reach settlements of its outstanding obligations.

Results of Discontinued Operations -- 52-week period ended
June 29, 1997 compared with the corresponding period ended
June 30, 1996


Operations

                  Net sales, substantially all of which were generated by Building Blocks, were $2,457,846 for the 52-week period ended June 29, 1997, a decrease of approximately 65% when compared with $7,126,444 for the corresponding period ended June 30, 1996. This decrease in net sales was due principally to the decreased number of stores operated by Building Blocks through January 31, 1997, after which the results of Building Blocks' operations are no longer consolidated with the Company, and the Company's lack of working capital to purchase holiday season inventory.

                  Gross Profit as a percentage of net sales decreased from approximately 42% for the 52-week period ended June 30, 1996 to approximately 35% for the 52-week period ended June 29, 1997. This is primarily the result of price discounting associated with the closing of stores during the fiscal 1997 period.

                  Selling, general and administrative expenses consist primarily of payroll, occupancy and advertising expenses associated with the Building Blocks stores. Such expenses were approximately 105% of net sales and approximately 74% of net sales during the 52-week periods ended June 29, 1997 and June 30, 1996, respectively. This increase as a percentage of sales is primarily due to the decline in revenue and the existence of fixed overhead expenses.


Store Closing Costs and Related Expenses

                  For the years ended June 29, 1997 and June 30, 1996, the Company recorded restructuring and other expense charges of $520,420 and $660,767, respectively, for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.

Other Income (Expense)

                  In fiscal 1997 the Company recorded a $44,406 gain on the sale of its equity investment in CM Franchise Corp. Such gain results from the Company transferring its rights and interests in the investee's common stock with a recorded value of $179,744 in satisfaction of a $224,150 debt. In fiscal 1996 the Company recorded its proportionate share of the investee's loss against the $224,150 original acquisition cost of the investment. See "Item 12: Certain Relationships and Related Transactions" and Note 5 to the Consolidated Financial Statements.

                  Effective January 28, 1997 the outstanding stock of BBFC was sold at a gain of $43,224.

                  The Company had interest income of $1,624 in 1997 and $110,437 in 1996, earned principally on interest-bearing cash accounts. In 1997, $3,333 of interest expense was incurred, principally on stockholder loans; none was incurred in 1996.

                  Other income consisting of various items primarily attributable to Building Blocks is not expected to recur.

                  The settlement of the guarantor obligation related to the bankrupt subsidiary represents the amount payable by the Company to a landlord in settlement of a Building Blocks store lease on which the Company was a limited guarantor.

                  The legal settlement relates to the settlement in August 1996 of a litigation in which the Company, without admitting liability, issued an aggregate of 650,000 shares of the Company's common stock with a market value of $570,000 on the date of issuance to the plaintiff and his designee. The Company also gave a limited guarantee of the realization by them of an average of $1 per share and reserved for issuance and delivered to an escrow agent 213,333 of its common shares for such purpose. In fiscal 1997, the Company recorded an additional obligation and expense of $80,000 arising from such guarantee.

                  The $786,269 gain on the deconsolidation of Building Blocks reflects the amount of Building Blocks' net deficit at the time of the Chapter 11 filing.


Loss Per Share

                  The loss per share for the year ended June 30, 1996 has been restated at $.01 higher than previously reported as the result of a correction to the weighted average number of shares outstanding applicable to such period.

Item 7.           Financial Statements and Supplementary Data

Independent Auditor's Report ..............................................F-1
Report of Independent Certified Public Accountants.........................F-2
Consolidated Balance Sheet at June 29, 1997................................F-3

Consolidated Statements of Operations for the Years Ended

      June 29, 1997 and June 30, 1996......................................F-4
Consolidated Statements of Stockholders' Equity (Deficit) for

      the Years Ended June 29, 1997 and June 30, 1996......................F-5
Consolidated Statements of Cash Flows for the Years Ended

      June 29, 1997 and June 30, 1996......................................F-6
Notes to Consolidated Financial Statements.........................F-7 to F-15

                         INDEPENDENT AUDITOR'S REPORT

To the Director and Shareholders
Specialty Retail Group, Inc.
New York, New York

I have audited the accompanying consolidated balance sheet of Specialty Retail Group, Inc. and Subsidiaries as of June 29, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 52 weeks then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of

Specialty Retail Group. Inc. and Subsidiaries, as of June 29, 1997 and the consolidated results of their operations and cash flows for the 52 weeks then ended in conformity with generally accepted accounting principles.

As discussed in the following paragraph and in Notes 1, 2 and 3 to the accompanying consolidated financial statements, in accordance with generally accepted accounting principles the consolidated reporting entity has been changed, effective as of January 31, 1997, to exclude the accounts of the Company's wholly-owned and last remaining operating subsidiary, Building Blocks, Inc., which filed a petition in bankruptcy on such date.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Notes 1, 2 and 3 to the consolidated financial statements, pursuant to the Chapter 11 bankruptcy filing, the subsidiary has permanently ceased operations and liquidated its operating assets. The Company has no remaining operating businesses. None of the subsidiary's assets are expected to remain at the conclusion of the bankruptcy proceedings. As set forth on the accompanying consolidated balance sheet at June 29, 1997, the Company has total assets of $53,318 and deficits in working and equity capital at such date of $464,937 and $541,684, respectively. Such factors coupled with the lack of any revenue producing operations raise substantial doubt about the Company's ability to continue as a going concern. As also discussed in Note 2, management of the Company is seeking a business combination with an operating company. There is no assurance that management will be successful in such endeavor. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                                            /s/ Jeffrey M. Brinn
                                            ---------------------------
                                            Certified Public Accountant

South Huntington, New York
November 4, 1997

Report of Independent Certified Public Accountants

To The Board of Directors and Stockholders of
Specialty Retail Group, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Specialty Retail Group, Inc. and Subsidiary for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Specialty Retail Group, Inc. and Subsidiary for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

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

/s/ BDO Seidman, LLP
--------------------

New York, NY

September 20, 1996

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                JUNE 29, 1997

                                    ASSETS

Current assets:

    Cash                                                                                      $     32,156
    Prepaid insurance                                                                               17,909
                                                                                              ------------
    Total current assets                                                                            50,065

Property and equipment, net (Notes 1F and 4)                                                         3,253
                                                                                              ------------

Total assets                                                                                  $     53,318
                                                                                              ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Accounts payable and accrued expenses                                                     $    312,164
    Lease guarantee settlement payable (Note 3)                                                     30,000
    Corporation taxes payable                                                                        5,370
    Demand loans payable to stockholders (Note 6A)                                                 157,468
    Due to unconsolidated subsidiary (Note 2)                                                       10,000
                                                                                              ------------

    Total current liabilities                                                                      515,002

Other liabilities:

    Legal settlement (Note 7B)                                                                      80,000
                                                                                              ------------

Total liabilities                                                                                  595,002
                                                                                              ------------

Commitments and contingencies (Notes 2, 3, 7, 8 and 9)

Stockholders' deficit:

    Series A-1 Preferred Stock; 10,000,000 shares authorized; $.001 par value;
        issued and outstanding, 2,394,130 shares (Note 7A)                                           2,394
    Common stock; 100,000,000 shares authorized; $.001 par value; 9,324,738
        shares issued (Note 7B)                                                                      9,325
    Additional paid-in capital                                                                  11,573,570
    Accumulated deficit                                                                        (11,951,309)

    Treasury stock, 240,500 shares at cost (Note 1L)                                              (175,664)
                                                                                              ------------

Total stockholders' deficit                                                                       (541,684)

Total liabilities and stockholders' deficit                                                   $     53,318
                                                                                              ============

         See accompanying notes to consolidated financial statements.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             52 Weeks Ended
                                                              ------------------------------------------
                                                                 June 29, 1997            June 30, 1996
                                                              ------------------        ----------------
Results of Discontinued Operations:

    Net sales                                                     $ 2,457,846              $ 7,126,444
    Cost of sales                                                   1,602,663                4,136,490
                                                                  -----------              -----------
    Gross profit                                                      855,183                2,989,954
                                                                  -----------              -----------

    Operating costs:

        Selling, general and administrative expenses                2,587,603                5,302,821
        Store closing costs and related expenses (Note 11)            520,420                  660,767
                                                                  -----------              -----------
                                                                    3,108,023                5,963,588
                                                                  -----------              -----------

    Loss from operations                                           (2,252,840)              (2,973,634)

    Other income (expenses):

        Gain on sale of (loss attributable to) equity
           investment (Notes 5 and 6B)                                 44,406                  (44,406)
        Gain on sale of franchising subsidiary (Note 2)                43,224                      -
        Interest income (expense), net of income of
           $1,624 in 1997                                              (1,709)                 110,437
        Other income                                                   54,744                  124,955
        Settlement of guarantor obligation related to
           bankrupt subsidiary (Note 3)                               (30,000)                     -
        Legal settlement, non-cash (Note 7B)                          (80,000)                (570,000)
        Gain on deconsolidation of bankrupt subsidiary
           (Note 3)                                                   786,269                      -
                                                                  -----------              -----------
    Loss before income taxes                                       (1,435,906)              (3,352,648)

    Income tax expense (Notes 1K and 9)                                   -                     26,020
                                                                  -----------              -----------
    Net loss                                                      $(1,435,906)             $(3,378,668)
                                                                  ===========              ===========
    Net loss per share (Note 1L)                                  $      (.16)             $      (.40)
                                                                  -----------              -----------


    Weighted average number of common shares
        outstanding (Note 1L)                                       8,991,635                8,434,238
                                                                  ===========              ===========

               See accompanying notes to financial statements.

                         SPECIALTY RETAIL GROUP, INC.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                52 WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996


                     Preferred Stock     Common Stock
                    -----------------  -----------------
                                                           Additional                                      Total
                    Number of          Number of             Paid-in      Accumulated    Treasury      Stockholders'
                     Shares    Amount   Shares    Amount     Capital        Deficit       Stock      Equity (Deficit)
                    ---------  ------  ---------  ------   ----------     -----------    --------    ----------------
Balance,
  July 2, 1995      2,394,130  $2,394  8,674,738   $8,675  $11,004,220  $ (7,136,735)   $(175,664)      $ 3,702,890

Net loss                   -       -          -        -            -     (3,378,668)         -          (3,378,668)
                    ---------  ------  ---------   ------  -----------  ------------    ---------       -----------

Balance, June 30,
  1996,             2,394,130   2,394  8,674,738    8,675   11,004,220   (10,515,403)    (175,664)          324,222

Shares issued for
  legal settlement
  (Note 7B)                -       -     650,000      650      569,350            -            -            570,000

Net loss                                                                  (1,435,906)                    (1,435,906)
                    ---------  ------  ---------   ------  -----------  ------------    ---------       -----------

Balance, June 29,
  1997              2,394,130  $2,394  9,324,738   $9,325  $11,573,570  $(11,951,309)   $(175,664)      $  (541,684)
                    =========  ======  =========   ======  ===========  ============    =========       ===========


         See accompanying notes to consolidated financial statements.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             52 Weeks Ended
                                                              ------------------------------------------
                                                                 June 29, 1997            June 30, 1996
                                                              ------------------        ----------------
Cash flows from operating activities:

    Net loss                                                     $(1,435,906)              $(3,378,668)
                                                                 -----------               -----------
    Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                              47,674                   307,248
           Writeoff of goodwill                                      136,882                       -
           Loss on disposal of equipment and writeoff
               of leasehold improvements                             330,776                   699,674
           Loss (gain) attributable to equity investment             (44,406)                   44,406
           Gain on sale of subsidiary                                (43,224)                      -
           Gain on deconsolidation of bankrupt subsidiary           (786,269)                      -
           Legal settlement                                           80,000                   570,000

    Decrease (increase) in:
        Inventory                                                    846,777                   120,099
        Other current assets                                          86,863                   (11,213)
        Other assets                                                  89,027                   (45,116)

    Increase (decrease) in:
        Accounts payable and accrued liabilities                     (46,514)                 (496,330)
        Lease guarantee settlement payable                            30,000                        -
                                                                 -----------               -----------
    Total adjustments                                                727,586                 1,188,768
                                                                 -----------               -----------
    Net cash used in operating activities                           (708,320)               (2,189,900)
                                                                 -----------               -----------
    Cash flows from investing activities:

        Cash of bankrupt subsidiary at date of
           bankruptcy                                                (64,541)                      -
        Expenditures for property and equipment, net                  (3,614)                 (112,132)
        Proceeds from sale of subsidiary, net                         43,224                       -
        Equity investment (Note 5)                                       -                    (224,150)
                                                                 -----------               -----------
        Net cash used in investing activities                        (24,931)                 (336,282)
                                                                 -----------               -----------

    Cash flows from financing activities:

        Loans from stockholders                                      378,401                       -
                                                                 -----------               -----------
        Net cash provided by financing activities                    378,401                       -
                                                                 -----------               -----------
    Net decrease in cash and cash equivalents                       (354,850)               (2,526,182)

    Cash and cash equivalents, beginning of year                     387,006                 2,913,188
                                                                 -----------               -----------
    Cash and cash equivalents, end of year                       $    32,156               $   387,006
                                                                 ===========               ===========
Supplemental disclosure of cash flow information
    (Note 10)


               See accompanying notes to financial statements.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Organization

         Specialty Retail Group, Inc. (the "Company") is a holding company that was engaged in the operation and franchising of retail specialty toy stores. In July 1996, the Company capitalized a newly-formed wholly-owned subsidiary, Building Blocks Holdings, Inc., ("BBHI"), which formed and subsequently sold Building Blocks Franchise Corp., ("BBFC"). Prior to its sale to unrelated parties in January 1997, BBFC sold two Building Blocks retail store franchises.

         As discussed in Notes 2 and 3, as of January 31, 1997 the Company had sold or discontinued all business operations and its subsidiary, Building Blocks, Inc., ("BBI"), filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The only current operations are the general and administrative costs related to the bankruptcy, maintaining a business office and complying with its reporting obligations as a publicly-owned company. The Company is seeking opportunities for business combinations.

     B.  Basis of Consolidation and Financial Statement Presentation

         The consolidated financial statements include the accounts of the Company and its Subsidiaries, BBHI and SRG Management Corp., neither of which has any present operations. The results of operations of BBFC and BBI are included through the date of the sale of BBFC and BBI's bankruptcy filing, respectively. All significant intercompany balances and transactions have been eliminated in consolidation. The Company recorded a gain of $786,269 upon the deconsolidation of BBI. (See Note
         3). As discussed above, the Company has discontinued all of its revenue-producing business operations. Except as specifically noted, no adjustments have been made to revalue assets or liabilities. All operations are reported as results of discontinued operations.

     C.  Cash Equivalents

         Cash equivalents for purposes of reporting cash flows consisted principally of treasury securities and highly liquid money market accounts purchased with an original maturity of three months of less. Such accounts were carried at cost plus accrued interest, which approximated market.

     D.  Inventories

         Inventories were stated at the lower of cost, determined by the retail inventory method on the first-in, first-out (FIFO) basis.


     E.  Store Opening and Closing Costs

         The Company had deferred store pre-opening costs, expensing such amounts over a 12-month period. Unexpired store pre-opening costs were written off and additional costs associated with a store closing were accrued when the decision was made to close the location.

     F.  Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of 3 to 7 years. Leasehold improvements had been amortized over 10 years or the related lease term, whichever was shorter. Applicable property and equipment were written off as stores were closed and the assets were abandoned or sold.

     G.  Goodwill

         The excess of purchase price over the fair value of net assets acquired was amortized on the straight-line method over 15 years. Due to BBI's bankruptcy and the sale of BBFC, the Company determined that goodwill had no future value and wrote off the balance of $136,882 at December 29, 1996.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     H.  Long-Lived Assets

         Statement of Financial Accounting Standards No. 121 requires a review of long-lived assets and certain identifiable assets related to those assets for impairment whenever changed circumstances and situations indicate that the carrying amounts may not be recoverable. If the undiscounted future cash flows are less than the assets' carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. Applicable write downs were recorded at December 29, 1996.

     I.  Stock Options

         The Company, consistent with generally accepted accounting principles, accounts for stock options pursuant to the intrinsic value method specified by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereunder compensation cost is not recognized as long as the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant. In October

         1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of stock options be measured on the date of grant using an applicable statistically-based, market-sensitive, computerized financial model. However, this pronouncement allows companies to continue to account for stock options under the previous intrinsic value method as long as they disclose the pro-forma effects as if the new method had been adopted. (See Note 8).

     J.  Revenue Recognition

         Revenue from sales of the Company's products was recognized at the time of sale.

     K.  Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred income tax benefit or expense is measured by the change in deferred income tax assets or liabilities during the year. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. (See Note 9).

     L.  Per Share Data

         Per share data is calculated based on the weighted average number of shares of common stock outstanding during the period. The Company's outstanding stock options are excluded from the fiscal 1997 and 1996 computations as their effect would be antidilutive during these periods. The weighted average number of shares outstanding for fiscal 1996 has been restated to reflect the effect of 240,500 shares held in the treasury throughout such period. Such shares were acquired during fiscal 1995. The effect of 213,333 shares issuable pursuant to a settlement of litigation in August 1996 is not reflected as it is also antidilutive. (See Note 7B). It is not anticipated that the Company's per share data will be materially affected by application of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in February 1997 and effective for annual and interim periods ending after December 15, 1997.

     M.  Fiscal Year

         The Company has a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 1997 and 1996 each consisted of 52 weeks.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     N.  Fair Value of Financial Instruments

         The carrying amounts of cash, other current assets, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

     O.  Use of Estimates

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

On January 31, 1997, BBI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition sought protection from creditors while BBI liquidated its inventory and fixtures. Effective January 28, 1997 the outstanding capital stock of BBFC, which owns the "Building Blocks" trademarks, was sold by BBHI. The net proceeds from the sale were used first to repay amounts owed by BBFC to the Company and BBI. The remainder of the proceeds of approximately $10,000 is payable to BBI pursuant to an agreement under which BBHI obtained a general release from BBI. The Company recognized a gain of $43,224 on the sale of BBFC.

The Company, which has no other business operations, is seeking to locate an operating business with which to effectuate a business combination. At June 29, 1997, the Company has $53,318 of assets and $515,002 of liabilities, excluding $80,000 of liabilities which are payable through the issuance of 213,333 shares of common stock. (See Note 7B). The Company has been receiving cash advances in the form of demand loans from three of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 29, 1997 such advances (which are included in the liabilities described above) aggregated $154,251 plus accrued interest of $3,217. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the outcome of BBI's Chapter 11 reorganization plan and the Company's ability to reach settlements of its outstanding obligations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - BANKRUPTCY OF BBI SUBSIDIARY

As discussed in Notes 1A and 2, BBI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on January 31, 1997. In a Chapter 11 case, substantially all liabilities of the debtor, as of the date of the filing are subject to resolution under a plan of reorganization to be voted upon by the debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules filed by the debtor as of the date of the filing showed that liabilities exceeded assets by approximately $800,000. Differences between amounts shown by the debtor and claims filed by creditors are investigated and resolved. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of all liabilities of the debtor remains subject to a Bankruptcy Court approved plan of reorganization and, accordingly, is not presently determinable.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BANKRUPTCY OF BBI SUBSIDIARY (continued)

Under the Bankruptcy Code, the debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. BBI rejected all of its leases and contracts other than an employment agreement with one officer, which contract was assigned to, and assumed by the Company. The debtor cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items. All assets of the debtor have either been sold or written down to a realizable value. Based on such values, both the Company and BBI have determined that none of BBI's assets will be distributable to the Company.

Upon the filing of its Chapter 11 petition, the accounts of BBI were no longer consolidatable with that of the Company. The Company recorded a gain on the deconsolidation of $786,269, measured by the net deficit in the subsidiary at the time of filing. The carrying value of the Company's investment in BBI had previously been written down to zero. Subsequent to June 29, 1997 the Company agreed to settle an obligation arising from its limited guarantee of a BBI lease by agreeing to pay $30,000 to the claimant landlord in exchange for a complete release of all claims by the landlord against BBI and the Company. Such claims by the landlord totaled $478,000 against BBI, of which the Company was liable for up to $180,000. The $30,000 liability payable to the landlord in satisfaction of the Company's contingent obligation as limited guarantor has been accrued at June 29, 1997. In addition, a release of all claims by BBI against the Company is being sought in the bankruptcy proceedings. Bankruptcy Court approval is required for releases given either to or from BBI. Further, as part of negotiated revisions to BBI's plan of reorganization, the Company may agree to settle other claims against BBI and/or make payments to or on behalf of BBI and/or issue shares of the Company's common stock to BBI's creditors.

The proposed release by BBI of all claims it may have against the Company will include a release of a possible claim which arose subsequent to the filing of the bankruptcy petition by BBI. Such claim, if it is asserted by BBI's Creditors' Committee, will have arisen in the Company's opinion from unaudited financial information previously filed with the Bankruptcy Court. Such unaudited financial information erroneously reported an intercompany receivable due from the Company to BBI in the amount of $220,000. The Company has determined that such receivable should not have been reported as outstanding in reports to the Bankruptcy Court as it should properly have been offset by or deemed paid by amounts in excess of $6,000,000 loaned to and/or invested in BBI by the Company. The Company does not believe that the Court will uphold any such claim if one is made against the Company by the Creditors' Committee.

The ultimate outcome of these matters are presently not determinable.

Capsule balance sheet information of BBI at June 29, 1997 is as follows:

         Cash, including $262,919 in escrow         $   265,208
         Due from affiliate (BBHI)                       10,000
         Other current assets                             7,272
         Security deposits                               14,228
                                                    -----------
         Total assets                               $   296,708
                                                    ===========
         Accounts payable and accrued expenses      $   148,173
         Liabilities subject to compromise            1,520,021
                                                    -----------
         Total liabilities                          $ 1,668,194
                                                    ===========
         Stockholder's deficit                      $(1,371,486)
                                                    ===========

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

This account consists of furniture, fixtures and equipment, net of accumulated depreciation of $59,299.

NOTE 5 - EQUITY INVESTMENTS

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

In July 1996, the Company received a loan of $224,150 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995. The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $44,406 gain on this transaction. (See Note 6B).

NOTE 6 - RELATED PARTY TRANSACTIONS

      A. Demand Loans Payable to Stockholders

         Since December 23, 1996, the Company has received cash advances in the form of demand loans from three of its stockholders bearing interest at 8% per annum. The total amount due stockholders at June 29, 1997 was $157,468, including accrued interest of $3,217.

      B. Transfer of Equity Interest in Satisfaction of Stockholder Loan

         In July 1996, pursuant to an agreement negotiated between Selig A. Zises and Kevin R. Greene, Chairman of the Board of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall which was subsequently repaid. (See Note 5).

      C. Other

         On November 17, 1995, the Company invested in a series of promissory notes for an aggregate of $1,000,000. The maker of the notes was a corporation engaged in the finance industry. The notes were automatically renewed for 90-day maturities unless the Company determined not to renew. $400,000 of the original notes were repaid during the quarter ended March 31, 1996. The remaining notes, each for $300,000, matured and were paid in April 1996 and June 1996. The notes were guaranteed by Selig A. Zises, who is a significant investor in the maker of the notes and may be deemed to be the beneficial owner of the Company's outstanding Series A-1 Preferred Stock. (See Note 7A).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     A.  Terms and Preferences of Preferred Stock

         The Series A-1 Preferred Stock pays no dividends or interest and is not convertible into common stock. It has a liquidation preference of $.001 per share, is redeemable at $.001 per share and votes on the basis of one vote per share with the holders of the common stock, as a single class, on all matters presented to stockholders.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

     B.  Legal Settlement - Issuance of Common Stock

         The Company was a party defendant in a lawsuit with a former officer, director and shareholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 650,000 shares of the Company's common stock to the plaintiff and his designee. The Company accordingly recorded a noncash expense of $570,000 which appears as "Legal Settlement, non-cash" in the accompanying consolidated statement of operations for the year ended June 30,1996. Such non-cash expense is based on the market value of the Company's common stock at the time of issuance.

         The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or issuance to the holders of an additional 213,333 common shares currently being held by an escrow agent. The agreement further provides for the Company to receive 67% of the excess over $650,000, if any, of proceeds received by the plaintiff and his designee from market sales of the shares. For the year ended June 29, 1997, the Company has recognized an additional obligation and expense of $80,000 related to the settlement arising from its agreement to guarantee the shortfall.

     C.  Lease Commitments

         The Company presently has no operating lease commitments. The Company currently occupies office space on a month-to-month basis in premises leased by an entity controlled by certain of the Company's principal stockholders. Rent expense for store and office leases approximated $596,000 and $1,214,000 for the fiscal years ended June 29, 1997 and June 30, 1996, respectively.

     D.  Employment Agreement

         The Company has an employment agreement with its sole officer/employee. Such agreement is for the 23 months ending February 28, 1998. As of June 29, 1997, base compensation payable for the remainder of the employment term aggregates $90,000. The officer also receives an automobile allowance of $1,000 per month, reimbursement of reasonable expenses and fringe benefits of the type usually provided to corporate officers. The agreement contains standard confidentiality covenants and provides for certain consulting services if required by the Company subsequent to the termination of employment. A related agreement provides for the officer's indemnification under certain conditions.

NOTE 8 - STOCK OPTION PLANS

In December 1991 and October 1994, the Company established the 1991 Nonqualified Stock Option Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 700,000 and 500,000 shares, respectively, of the Company's common stock could be issued to officers, directors, employees and independent contractors of the Company. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The Committee has authority, subject to the terms of the Plans to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of June 29, 1997, an aggregate of 770,000 shares remain available for future grant of options under the Plans.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLANS (continued)

Nonqualified stock option activity has been as follows:

                                                                 Number of           Exercise price
                                                                  shares                per share
                                                                 ---------           --------------
         Outstanding at July 2, 1995                              560,000            $1.00 to $2.31
         Granted                                                  130,000            $. 75 to $1.00
         Expired/canceled                                        (100,000)           $1.00 to $1.50
         Exercised                                                     -                   -
                                                                 --------            --------------
         Outstanding at June 30, 1996, of
           which 466,667 were exercisable                         590,000            $ .75 to $2.31
                                                                 --------            --------------
         Granted:
           Conditional, subsequently forfeited                     80,000            $1.25 to $2.00
           Fully vested at year-end                               430,000            $ .05
         Canceled and/or forfeited:

           Outstanding, beginning of year                        (590,000)           $ .75 to $2.31
           Granted during year                                    (80,000)           $1.25 to $2.00


         Exercised during year                                         -                   -
                                                                 --------            --------------
         Outstanding and exercisable, June 29, 1997               430,000            $.05
                                                                 ========            ==============

Pursuant to the Plan, the exercise price of shares is determined by the Committee at the time of grant but may not be less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock at the date of grant. All options granted prior to the 430,000 options exercisable at June 29, 1997 have approximated the then current fair market value. The term of an option may not exceed 10 years from the date of the grant. Unless otherwise determined by the Committee, options granted vest and become exercisable at a rate of at least 33 1/3% per year from the date of the grant.

On February 1, 1997, the Company granted non-qualifying options to purchase 430,000 shares, exercisable at $.05 per share, which price exceeded the market price of the Company's shares at the date of grant. At June 29, 1997, all of such options were fully vested. Of such options, all of which are held by the Company's sole officer/employee, 280,000 may be exercised until January 31, 2003 and 150,000 may be exercised until June 30, 2003. Such exercise rights shall survive the termination of the officer/employee's employment as well as the merger, corporate reorganization or acquisition of the Company.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee and compensatory stock options. Under APB 25, because the exercise price of the Company's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro-forma information regarding net income and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of non-conditional options granted in fiscal 1997 and 1996 was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions:
                                                  1997            1996
                                                  ----            ----
     Weighted average expected life of options     4.0             4.0
     Risk free interest rate                       6.0%            6.0%
     Dividend yield                                0.0%            0.0%
     Volatility factor                           160.0%          169.0%

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTION PLANS (continued)

The conditional options granted in 1997, which were to vest incrementally in proportion to the number of Building Blocks franchises sold by BBFC, were not susceptible of fair value measurement due to the impossibility of quantifying the likelihood of their being exercised; accordingly they are not considered to be stock options giving rise to compensation expense as defined by the Statement. Such options were forfeited in fiscal 1997 due to the termination of their holders' employment. Under the Black-Scholes option pricing model used by the Company, the 430,000 options granted on February 1, 1997 each had a fair value of $.05.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, if compensation cost had been determined on the basis of the Statement for the non-conditional options issued in fiscal 1997 and 1996, net loss and loss per share (both primary and fully diluted) would have changed as follows:

                                   1997                        1996
                          ----------------------      ----------------------
                          Reported     Pro-forma      Reported     Pro-forma
                          --------     ---------      --------     ---------

    Net loss           $(1,435,906)  $(1,457,406)  $(3,378,668)  $(3,467,768)
                        ===========   ===========   ===========   ===========
     Loss per share     $      (.16)  $      (.16)  $      (.40)  $      (.41)
                        ===========   ===========   ===========   ===========


NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following:

                                          52 Weeks Ended
                                ----------------------------------
                                June 29, 1997        June 30, 1996
                                -------------        -------------
         Currently payable:
           Federal                 $     -             $     -
           State                         -               26,020
                                   --------            --------
                                         -               26,020
                                   --------            --------
         Deferred:
           Federal                       -                   -

           State                         -                   -
                                   --------            --------
                                         -                   -
                                   --------            --------
         Total                     $     -             $ 26,020
                                   ========            ========

The Company files a consolidated federal tax return including all of its subsidiaries. Consolidated taxable losses in fiscal 1997 and 1996 provided no income tax benefits in either year. The Company has not yet filed its tax returns for fiscal 1996. However, no federal income tax was incurred in 1996 and virtually all of the state tax liabilities had been prepaid; any minor balances payable were accrued as applicable.

At June 29, 1997, the Company has net operating loss carryforwards of approximately $13,475,000 available for federal and state income tax purposes expiring over the next five to fifteen years, depending on the jurisdiction. Such loss carryforwards give rise to a deferred tax asset of $5,929,000 at June 29, 1997, all of which is offset by an equivalent valuation allowance. The valuation allowance increased by $1,184,000 and $1,678,000 in fiscal 1997 and 1996, respectively.

                SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

In fiscal 1997 the Company had the following non-cash investing and financing activities: Issued common stock with a fair value of $570,000 in partial settlement of a liability; distributed an equity investment as repayment of a $224,150 loan from a stockholder; and wrote off property and equipment with a net book value of $330,776. The Company paid approximately $35,000 for income taxes during the 52 weeks ended June 30, 1996. None was paid in fiscal 1997. The Company paid interest expense of $3,333 in fiscal 1997.

NOTE 11 - STORE CLOSING AND OTHER EXPENSES

Store closing and other expenses consist of:

                                                 1997             1996
                                                 ----             ----
     Disposition of property and equipment
       including related costs of $52,762      $212,712         $660,767
     Write off of leasehold improvements        170,826               -
     Write off of goodwill                      136,882               -
                                               --------         --------
     Total                                     $520,420         $660,767
                                               ========         ========


NOTE 12 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

      A. Restatement of March 30, 1997 Unaudited Financial Statements

         The Company's unaudited financial statements as filed on its quarterly Form 10-QSB report as of and for the 39 weeks ended March 30, 1997 included BBI's balance sheet at such date and its results of operations for the entire period. The Company has filed a Form 10-QSB/A amending its March 1997 quarterly report to deconsolidate BBI's balance sheet and operations after the filing of its bankruptcy petition. The amended unaudited consolidated balance sheet of the Company and its consolidated subsidiaries reported on such Form 10-QSB/A at March 30, 1997 reflects current and total assets of $57,480 and $60,958, respectively, and current and total liabilities of $421,288 and $501,288, respectively. As a result of the deconsolidation, stockholders' deficit was reduced from $1,741,760 to $440,330. The related amended unaudited consolidated statements of operations for the 13 and 39 weeks then ended reflect quarterly net income of $698,540 and a year-to-date net loss of $1,254,552, both after the deconsolidation gain of $786,269. The Company originally reported net losses of $812,274 and $2,765,366, or $.09 and $.29 per share, respectively, for such periods. (See Note 12B).

      B. Restatement of Prior Quarterly Earnings (Loss) Per Share Data - (Unaudited) The Company has recalculated the weighted average number of shares outstanding for each of the quarterly and year-to-date periods in the year ended June 29, 1997 taking into account the 240,500 treasury shares and the shares actually issued onAugust 22, 1996. (See
         Note 7B). Shown below are the revised weighted average shares for each quarterly and year-to-date period through March 30, 1997 and the restated earnings (loss) per share amounts applicable thereto. Loss per share increased by $.01 for the first quarter and by $.02 for the six months. The amounts reported for the periods ended March 30, 1997 also reflect the deconsolidation of the bankrupt subsidiary. (See Note 12A).

                                            Weighted Average                   Earnings (Loss)
                                           Outstanding Shares                     Per Share
                                      ----------------------------       ------------------------------
                                      Quarterly       Year-to-Date       Quarterly        Year-to-Date
                                       Period            Period            Period           Period
                                      ---------       ------------       ---------        ------------
           Periods ended:
           September 29, 1996           8,716,847              N/A        $ (.09)              N/A
           December 29, 1996            9,084,238        8,900,542        $ (.13)            $(.22)
           March 30, 1997               9,084,238        8,960,880        $  .08             $(.14)



Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure

                  On September 16, 1997, the Company terminated the engagement of BDO Seidman, LLP as the principal accountant to audit the Company's financial statements, and engaged Jeffrey M. Brinn, CPA, of South Huntington, New York, as its auditor.

                  The principal accountant's report on the Company's financial statements for each of the Company's 1995 and 1996 fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. The accountant's report for the fiscal year ended June 30, 1996 was modified to reflect substantial doubt as to the Company's ability to continue as a going concern.

                  The decision to terminate the principal accountant was approved by the Company's Board of Directors.

                  During the Company's 1995, 1996 and 1997 fiscal years and the interim period subsequent to the Company's 1997 fiscal year through the date of termination of the engagement of the principal independent accountant, there were no disagreements with the principal independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter thereof in connection with its report.




                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange
                  Act

Information Concerning Directors and Executive Officers

                  The following table sets forth certain information as of November 21, 1997 concerning the directors and executive officers of the Company.

Name                                       Age     Position

Seymour W. Zises                           44      Director
Steven E. Glass                            36      Secretary

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

                  Steven E. Glass has been associated with the Company as an employee or consultant since September, 1995 and was President and Chief
Executive Officer of Building Blocks from April 1, 1996 to January 7, 1997 and has been Manager of Operations of Building Blocks since that date. He has also been Secretary of the Company since April 1, 1996. From June 1993 until March
1995, Mr. Glass was Director of Special Projects for EMI Records where he supervised strategic sales and marketing projects for television, film and children's music, including the implementation and direction of EMI's "Barney
Music" division. Prior to joining EMI Mr. Glass spent 13 years in municipal government, including his last position as Special Assistant to the Borough
President of Brooklyn, with responsibility for various business and commercial development projects.



Compliance with Section 16 (a) of the Securities Exchange Act of
1939

                  Based solely on a review of Forms 3 and 4 (and amendments thereto) furnished to the Company during its fiscal year ended June 29, 1997, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was an officer or director of the Company or the beneficial owner of more than 10% of its outstanding Preferred
Stock or Common Stock, and who, during the prior or previous fiscal years, failed to file on a timely basis reports as required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.          Executive Compensation

                  Except for Steven E. Glass, no person who was an operating officer of the Company at June 29, 1997 received annual salary and bonus which, in the aggregate, exceeded $100,000 for the fiscal year ended June 29, 1997.



                                                                                                   Long-Term Compensation
                                                                                                   ----------------------
                                                                                                 Awards              Payouts

                                                                                                 ------              -------
                                                                                               Securities
                                                              Annual Compensation              Underlying           All Other
                                                          ---------------------------         Options/SARS        Compensation
           Name and                  Fiscal Year                         Other Annual         ------------        ------------
      Principal Position                Ended             Salary         Compensation              #                    $
      ------------------             -----------          ------         ------------             ---                  ---
Steven E. Glass                   June 29, 1997            $118,125         ---                 430,000               ---
Manager of Operations of
BBI and Secretary of the
Company                           June 30, 1996            $ 36,779        $60,000              130,000*              ---

                                  July 2, 1995                  N/A        N/A                  N/A                   N/A

---------------
* Restructured in fiscal 1997

Aggregated Option/SAR Exercises in
Last Fiscal Year and Fiscal Year End Option Values

                  The Company has no SAR's outstanding. No stock options were exercised by any executive officer during the fiscal year ended June 29, 1997.

                  The following table sets forth certain information as to the number and value of unexercised stock options held by the named officer at June 29, 1997.

                                                                                            Value of Unexercised
                                        Number of Unexercised                               In-The-Money Options
                                      Options at June 29, 1997                                At June 29, 1997
                                      ------------------------                               -----------------

         Name                   Exercisable              Unexercisable             Exercisable*             Unexercisable*
         ----                   -----------              -------------             ------------             --------------
Steven E. Glass                   430,000                    - 0 -                      ---                      ---



* None of the foregoing options were in-the-money at June 29, 1997.

                  Steven E. Glass, the former President and Chief Executive Officer of Building Blocks, was employed pursuant to an employment agreement which became effective April 1, 1996 and expires in February 1998. The agreement provided for a signing bonus of $10,000 and an annual salary of $112,500 the first year and $135,000 thereafter, a bonus of 5% of pre-tax profits before certain extraordinary items, an expenditure by the Company of up to $1,000 a month to provide a leased vehicle and certain related automobile expenses for Mr. Glass, and reimbursement of all business-related expenses. The Company guaranteed Building Blocks' obligations under the employment agreement.

                  In January, 1997, the Company and Steven E. Glass entered into an agreement which, among other things, modified the Company's obligations under its guarantee. As a result, the Company obtained the right, under certain circumstances, to employ Mr. Glass on the same economic terms as were provided in the employment agreement. In June, 1997, the Company exercised this right. The Company's obligation under the employment agreement terminates if Mr. Glass' employment is terminated (i) for "cause" as defined, (ii) by Mr. Glass' withdrawal other than due to non-payment, or (iii) by virtue of Mr. Glass' death or disability. In all other termination events, the Company will be liable for Mr. Glass' salary, subject to offset for income earned by Mr. Glass from other employment.

                  In February, 1997, options to purchase 130,000 shares of Common Stock previously held by Mr. Glass were restructured and he currently holds options to purchase up to 430,000 shares of common stock of the Company at $.05 per share. Of such options, all of which are vested, 280,000 are exercisable through January 31, 2003, and 150,000 are exercisable through June 30, 2003.

                  The Company has agreed to indemnify Steven E. Glass in respect of claims against him arising from certain statements set forth in the Chapter 11 Petition based upon information provided to him by other persons associated with the Company or Building Blocks.

Item 11.          Security Ownership of Certain Beneficial owners and
                  Management

                  The following table sets forth certain information, as of November 21, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock or its outstanding Series A-1 Preferred Stock,
(ii) each director and officer of the Company and (iii) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.


                                                                                   Amount and
                                                                                   Nature of
                           Name and Address                                        Beneficial          Percent of
Title of Class             of Beneficial Owner                                     Ownership            Class(1)

--------------             -------------------                                     ---------            --------
Common Stock               Cathy Zises                                               898,127(2)               9.9%
                           477 Madison Avenue
                           New York, New York 10022

Common Stock               Lynn Zises                                                796,317                  8.8%
                           477 Madison Avenue
                           New York, New York 10022

Common Stock               Nancy Zises                                               833,332                  9.2%
                           477 Madison Avenue
                           New York, New York 10022

Common Stock               Seymour W. Zises                                          898,127(2)               9.9%
                           477 Madison Avenue
                           New York, New York 10022

Common Stock               Steven E. Glass                                           523,000(3)               5.5%
                           477 Madison Avenue
                           New York, New York 10022

Series A-1                 ILM Acquisition L.P.                                    2,394,130(2)             100.0%
Preferred Stock            477 Madison Avenue
                           New York, New York  10022

Common Stock               All directors and officers as a group                   1,421,127(2)(3)           14.9%
                           (2 persons)

(1) Based upon 9,084,238 shares of Common Stock outstanding, which does not include 213,333 contingently issuable shares held by an Escrow Agent or shares of Common Stock issuable upon the exercise of the options described below in footnote (2). However, in computing the respective percentages of the Common

     Stock beneficially owned by the holders described in footnote (2), and in calculating the percentage of the Common Stock owned by all officers and directors as a group, the shares of Common Stock subject to options described in footnote (2) were deemed outstanding.

(2) The Shares reported for Cathy Zises include 148,060 shares held by her as custodian for her minor children. Cathy Zises is the wife of Seymour Zises. The shares reported for Seymour W. Zises are the shares held directly or as custodian by Cathy Zises. Mr. Zises may be deemed the beneficial owner of such shares. Mr. Zises disclaims such beneficial ownership. Shares of Series A-l Preferred Stock owned by ILM Acquisition, L.P. ("IALP")

     represent all of the Company's issued and outstanding Series A-l Preferred Stock. Selig A. Zises, a brother of Seymour W. Zises, may be deemed to be the beneficial owner of all of the shares of Series A-1 Preferred Stock held by IALP as a result of his ownership of all of the voting securities of the general partner of IALP. Family members of Seymour W. Zises are indirect beneficial owners of limited partnership interests in IALP. Seymour Zises disclaims any beneficial ownership of any of the Preferred Stock of the Company. Nancy Zises is a sister-in-law of Seymour W. Zises and Lynn Zises is the daughter of Selig Zises.

(3) Includes 430,000 shares of Common Stock purchasable pursuant to a currently exercisable stock option.


Item 12.  Certain Relationships and Related Transactions

         In July 1996, pursuant to an agreement negotiated between Selig A. Zises and Kevin R. Greene, former Chairman of the Board of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall. Under the agreement with Mr. Zises the Company had the right to either repay the advance without interest or to transfer to him all of the Company's rights and interests in the common stock of CM Franchise Corp. and in warrants to purchase additional shares of such Common Stock it acquired in December 1995 for a total of $224,150. Payment of the advance or transfer of the aforesaid interests was due on September 30, 1996 and the Company transferred the rights and interests on that date.

         During the period from December 23, 1996 through September 30, 1997, the Company borrowed an aggregate of $242,251 from Cathy Zises, Selig Zises, and Seymour Zises. All such loans bear interest at 8% per annum.

         Reference is made to "Executive Compensation" for information as to certain compensation arrangements with, and options granted to, present officers and directors of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         See "Index to Exhibits."

     Executive Compensation Plans and Arrangements


     Exhibit 10.1    -   1991 Non-Qualified Stock Option Plan

     Exhibit 10.2    -   1994 Stock Option Plan

     Exhibit 10.3    -   Letter Agreement dated January 24, 1997
                         between Registrant and Steven E. Glass


     Exhibit 10.4    -   Employment Agreement dated as of April
                         1, 1996 between Building Blocks, Inc.
                         and Steven E. Glass

     Exhibit 10.5    -   Amendment to Employment Agreement dated
                         January 24, 1997 between Registrant and
                         Steven E. Glass

     Exhibit 10.6    -   Option Agreement dated February 1, 1997
                         between Registrant and Steven E. Glass

     Exhibit 10.7    -   Letter Agreement dated January 24, 1997
                         between Registrant and Steven E. Glass
                         regarding options

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended June 29, 1997.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Dated: November 25, 1997                    SPECIALTY RETAIL GROUP, INC.


                                            By: /s/ STEVEN E. GLASS
                                                ---------------------------
                                                Steven E. Glass, Secretary


                  In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ SEYMOUR W. ZISES                                 November 25, 1997
         --------------------------
         Seymour W. Zises
         Director

         /s/ STEVEN E. GLASS                                  November 25, 1997
         --------------------------
         Steven E. Glass, Secretary

                                INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
  No.                       Description                              Pages
-------                     -----------                           ------------

 3.1            Articles of Incorporation (incorporated
                by reference to the Registrant's Report
                on Form 8-K dated July 2, 1991)

 3.2            Amended and Restated By-Laws
                (incorporated by reference to Exhibit
                3.2 to the Registrant's Report on Form
                10-KSB for the year ended July 2, 1995)


10.1            1991 Non-Qualified Stock Option Plan
                (incorporated by reference to Exhibit
                10.23 to the Registrant's Report on
                Form 10-KSB for the year ended June 30,
                1992)

10.2            1994 Stock Option Plan (incorporated by
                reference to Exhibit 10.2 to the
                Registrant's Report on Form 10-KSB for
                the year ended July 2, 1995)

10.3            Letter Agreement dated January 24, 1997
                between Registrant and Steven E. Glass
                (incorporated by reference to Exhibit
                10.3 to the Registrant's Report on Form
                8-K dated February 7, 1997)

10.4            Employment Agreement dated April 1,
                1996 between Building Blocks, Inc. and
                Steven E. Glass (incorporated by
                reference to Exhibit 10.7 to the
                Registrant's Report on Form 10-K for
                the year ended June 29, 1996)

10.5            Amendment to Employment Letter
                Agreement dated January 24, 1997
                between Building Blocks, Inc. and
                Steven E. Glass (incorporated by
                reference to Exhibit 10.2 to the
                Registrant's Report on Form 8-K dated
                February 7, 1997)

10.6            Option Agreement dated February 1, 1997
                between Registrant and Steven E. Glass
                (incorporated by reference to Exhibit
                10.5 to the Registrant's Report on Form
                8-K dated February 7, 1997)

                                                                  Sequentially
Exhibit                                                             Numbered
  No.                       Description                              Pages
-------                     -----------                           ------------

10.7            Letter Agreement dated January 24, 1997
                between Registrant and Steven E. Glass

                regarding options (incorporated by
                reference to Exhibit 10.4 to the
                Registrant's Report on Form 8-K dated


                February 7, 1997)

10.8            Form of Promissory Notes from the                       37
                Registrant to Selig Zises, Seymour
                Zises and Cathy Zises and list of notes
                issued through September 30, 1997

10.9            Indemnity Agreement dated January 30,                   40
                1997 between Registrant and Steven E.
                Glass

16.             Letter of BDO Seidman, LLP to the
                Securities and Exchange Commission
                (incorporated by reference to Exhibit
                16 to the Registrant's Report on Form
                8-K dated September 22, 1997, as
                amended)

21.             Subsidiaries of Registrant                              42

23(a)           Consent of BDO Seidman, LLP                             43

23(b)           Consent of Jeffrey M. Brinn, CPA                        44

27.             Financial Data Schedule                                 45