Form 10QSB
period 1997-09-28
SPECIALTY RETAIL GROUP INC
filed 1997-12-09
CIK 824109

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[Mark One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 28, 1997 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the Transition period from ________ to _________

Commission File Number  0-18707
                       ---------

                          SPECIALTY RETAIL GROUP, INC.
        (Exact Name of Small Business Issuer as specified in its charter)


             Florida                                     59-2824411
------------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

            477 Madison Avenue, 14th Floor, New York, New York 10022
                         (Address of principal offices)

                                 (212) 872-9684
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On December 5, 1997, there were 9,084,238 shares of the issuer's Common Stock outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                    The Index to Exhibits Appears on Page 15

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Financial
         Statements as of September 28, 1997......................................................................3

                  Condensed Consolidated Balance
                  Sheet at September 28, 1997 (unaudited).........................................................3

                  Condensed Consolidated Statements of
                  Operations for the thirteen-week
                  periods ended September 28, 1997
                  and September 29, 1996 (unaudited)..............................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  thirteen-week week periods ended September 28, 1997
                  and September 29, 1996 (unaudited)..............................................................5

                  Notes to the Condensed Consolidated
                  Financial Statements as of
                  September 28, 1997 (unaudited)..................................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................................................10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.......................................................................................13

Item 6 - Exhibits and Reports on Form 8-K........................................................................13

Signature........................................................................................................14

                          Specialty Retail Group, Inc.
                      Condensed Consolidated Balance Sheet

                                                                          Condensed
                                                                        from Audited
                                                     Sept. 28,            Financial
ASSETS                                                  1997             Statements
Current Assets:                                     (unaudited)         June 29, 1997
                                                    -----------         -------------
Cash and cash equivalents                           $     38,892        $     32,156
Other current assets                                       7,359              17,909
                                                    ------------        ------------
Total current assets                                      46,251              50,065


Property and equipment, net                                3,072               3,253
                                                    ------------        ------------
TOTAL ASSETS                                        $     49,323        $     53,318
                                                    ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued
  expenses                                          $    335,149        $    342,164
Corporate taxes payable                                    4,620               5,370
Due to unconsolidated subsidiary                          10,000              10,000
Demand loans -- stockholders                             249,321             157,468
                                                    ------------        ------------
Total current liabilities                                599,090             515,002

Legal settlement                                          80,000              80,000
                                                    ------------        ------------

Total liabilities                                   $    679,090        $    595,002
                                                    ------------        ------------

Commitments and contingencies (Note 5)

Stockholders' deficit:
Series A-1 Preferred Stock; 10,000,000 shares
  authorized; $.001 par value; 2,394,130
  shares issued (September 28, 1997)                       2,394               2,394
Common Stock; 100,000,000 shares authorized;
  $.001 par value; 9,324,738 shares issued
  (September 28, 1997)                                     9,325               9,325
Additional paid-in capital                            11,573,570          11,573,570

Accumulated deficit                                  (12,039,392)        (11,951,309)
Treasury Stock - 240,500 shares, at cost                (175,664)           (175,664)
                                                    ------------        ------------

Total stockholders' deficit                             (629,767)           (541,684)
                                                    ------------        ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                               $     49,323        $     53,318
                                                    ============        ============

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  13 Weeks Ended
                                         --------------------------------
                                         September 28,      September 29,
                                              1997               1996
                                         -------------      -------------
Results of Discontinued Operations:
  Net sales                               $      --          $ 1,247,293
  Cost of sales                                  --              819,507
                                          -----------        -----------
  Gross profit                                   --              427,786
  Operating costs:
    Selling, general and                         --              779,286
   administrative                              84,256            454,896
                                          -----------        -----------
    Loss from operations                      (84,256)          (806,396)
Other income (expense):
  Interest Income (expense), net               (3,845)               786
  Miscellaneous income                             18              3,556
  Gain on sale of equity investment
  (Note 4)                                       --               44,406
                                          -----------        -----------
  Net loss                                $   (88,083)       ($  757,648)
                                          -----------        -----------
Per share amounts:
  Net income (loss):                      ($      .01)       ($      .09)
Weighted average number of
  common shares outstanding                 9,084,238          8,716,847
                                          -----------        -----------

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             13 Weeks Ended
                                                    -----------------------------------
                                                    Sept. 28, 1997       Sept. 29, 1996
                                                    --------------       --------------
Cash flows from operating activities:
  Net loss                                           ($     88,083)       ($    757,648)
                                                     -------------        -------------

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                181               37,041
  Gain on sale of equity investment                           --                (44,406)
  Decrease in inventory                                       --                215,185
  Decrease in other current assets                          10,550                5,461
  Increase in other assets                                    --                 (1,931)
  Increase (decrease) in accounts payable
    and accrued liabilities                                 (3,912)             104,850
                                                     -------------        -------------
         Total adjustments                                   6,819              316,200
                                                     -------------        -------------

  Net cash used in operating activities                    (81,264)            (441,448)
                                                     -------------        -------------

Cash flows from investing activities:
  Expenditures for property and equipment                     --                 (3,219)
                                                                          -------------

Net cash used in investing activities                         --                 (3,219)
                                                     -------------        -------------

Cash flows from financing activities:
  Loans from stockholders                                   88,000              224,150

  Net cash provided by financing activities                 88,000              224,150
                                                     -------------        -------------

Net increase (decrease) in actual cash
equivalents                                                  6,736             (220,517)

Cash and cash equivalents, beginning of period              32,156              387,006
                                                     -------------        -------------

Cash and cash equivalents, end of period             $      38,892        $     166,489
                                                     =============        =============

Supplemental Schedule of Noncash Investing and Financing Activities:

         On August 26, 1996, the Company issued 650,000 shares of its Common Stock valued at $570,000 as part of a legal settlement. This item appeared as "Legal settlement -- equity to be issued," in the Company's June 30, 1996 Consolidated Balance Sheet. Please refer to Note 5 in the accompanying notes for a further discussion of this matter.

         In 1996, the Company transferred its interest in an equity investment as repayment of a $224,150 loan from a beneficial owner of the Company's Preferred Stock.

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 28, 1997

1. Basis of Presentation

                  The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

                  With respect to the unaudited consolidated financial statements for the thirteen weeks ended September 28, 1997 and September 29, 1996, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

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

                  These statements should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

2.  Going Concern

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

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

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company has approximately $49,000 of assets and has current liabilities of approximately $599,000. It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At September 28, 1997 such advances and interest accrued thereon (which are included in the liabilities described above) aggregated $249,321. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the outcome of Building Blocks' Chapter 11 petition and upon the Company's ability to reach settlements of its outstanding obligations. See
Note 3.

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

                  Under the Bankruptcy Code, the Debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. Building Blocks elected to reject all of its leases and contracts other than an employment agreement with Steven E. Glass. The Debtor cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items. All assets of the Debtor have either been sold or written down to a realizable value. Based on such values, the Company and Building Blocks have determined that none of Building Blocks' assets will be distributable to the Company.

                  A release of all claims between the Company and Building Blocks is being sought in the Chapter 11 Proceeding and, in addition to the payment to settle a legal proceeding referred to under "Other Legal Proceedings
- Leases" in Note 5, it is possible that the Company will settle additional creditor claims and/or make a payment to Building Blocks and/or issue shares of its common stock to creditors of Building Blocks in connection with the definitive plan of reorganization. Ultimately, the adjustment of all claims and liabilities of a debtor is subject to a Bankruptcy Court approved plan and, accordingly, is not presently determinable.

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

                  In July 1996, the Company received a loan of $224,150 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995. The Company transferred the rights and interests to the lender on September 29, 1996. As a result, the Company recorded a $44,406 gain on this transaction in the accompanying Condensed Consolidated Statements of Operations for the 13 weeks ended September 29, 1996.

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

                  In August 1996, the Company settled this litigation without admitting liability, by issuing an aggregate of 650,000 shares of the Company's common stock valued at $570,000 to the plaintiff and his designee. The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or the issuance to the holders of up to 213,333 shares of its common stock currently held by an escrow agent. The Company has recognized an additional obligation in the amount of $80,000 arising from this guarantee.

                  Other Legal Proceedings-Leases

                  Building Blocks is a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations. These cases have been stayed by the bankruptcy proceeding and it is expected that the underlying claims will be extinguished upon the completion of the bankruptcy proceeding.

                  Of the aforementioned cases, the Company is a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court
- Westchester, New York, commenced September 26, 1996. This suit seeks $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company, which guaranteed up to $180,000 of rent payments under this lease. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord has agreed to settle the guarantee and the underlying claim for $30,000. This amount is included in the accounts payable and accrued expenses reflected in the accompanying balance sheet at September 28, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Set forth below is a discussion of (1) the Company's lack of liquidity and capital resources on an unconsolidated basis; and (2) the items set forth under "Other income (expenses)" in the Consolidated Statements of Operations included in the Company's financial statements. These discussions should be read in conjunction with the financial statements and notes thereto.

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

Liquidity and Capital Resources

                  Certain of the matters discussed under this caption that are forward-looking statements involve risks and uncertainties, as described herein, and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

                  The principal operating subsidiary of the Company prior to February 1997 was Building Blocks, Inc., which the Company acquired on April 13, 1993 and which operated a chain of specialty retail toy stores. Building Blocks Franchise Corp. ("BBFC") was organized subsequent to June 30, 1996, as a second-tier subsidiary, and was engaged in marketing and selling franchises for Building Blocks stores.

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

                  The Company has only $39,000 cash and had current liabilities of approximately $599,000 at September 28, 1997. As part of the negotiated revisions to the Plan the Company may agree to settle additional creditor claims against Building Blocks and/or to make payments to Building Blocks and/or to issue shares of its common stock to the creditors of Building Blocks. The Company may, also be required, at some future date, to satisfy a liability carried on its books at $80,000 by the issuance if 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note 5 to the financial statements included herewith. (See Note 5 of the Condensed Consolidated Financial Statements.)

                  It is not expected that the Company will receive any cash from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At September 28, 1997 the advances from stockholders and accrued interest thereon (which are included in the accounts payable described above) aggregated $249,321. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  The Company is attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated, and any such combination may depend, among other things, upon the outcome of Building Blocks' Chapter 11 proceeding and the Company's ability to reach settlements of its outstanding obligations.

Other Income (Expense)

                  During the quarter ended September 29, 1996, the Company recorded a $44,406 gain on the extinguishment of debt as a result of transferring its rights and interests in the common stock of CM Franchise Corp. with a recorded value of $179,744 in satisfaction of a $224,150 debt.

Presentation of Prior Period Results

                  The presentation of results of operations for the period ended September 29, 1996 has been changed to conform to the presentation of results of operations in the current period which segregate the operations of Building Blocks and BBFC as discontinued.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Building Blocks is a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations. These cases have been stayed by the bankruptcy proceeding and it is expected that the underlying claims will be extinguished upon the completion of the bankruptcy proceeding.

                  Of the aforementioned cases, the Company is a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court
- Westchester, New York, commenced September 26, 1996. This suit seeks $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company, which guaranteed up to $180,000 of rent payments under this lease. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The Company has negotiated an agreement for settlement of this claim and the suit for a payment of $30,000.


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.  Financial Data Schedule

         (b) No reports on Form 8-K were required to be filed during the fiscal quarter ended September 28, 1997.

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               SPECIALTY RETAIL GROUP, INC.


Date:  December 8, 1997                        By: /s/ STEVEN E. GLASS
                                                   ----------------------------
                                                   Steven E. Glass, Secretary

                                INDEX TO EXHIBITS


Number            Exhibit                                               Page
------            -------                                               ----

27                Financial Data Schedule                                16