Form 10QSB
period 1997-12-28
SPECIALTY RETAIL GROUP INC
filed 1998-03-06
CIK 824109

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[Mark One]

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended December 28, 1997 or

/ / Transition report under Section 13 or 15(d) of the Exchange Act for the Transition period from ________ to _________

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 2, 1998, there were 9,084,238 shares of the issuer's Common Stock outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                    The Index to Exhibits Appears on Page 14

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Financial
         Statements as of December 28, 1997....................................3

            Condensed Consolidated Balance
            Sheet at December 28, 1997 (Unaudited).............................3

            Condensed Consolidated Statements of
            Operations for the thirteen-week and twenty-six-week
            periods ended December 28, 1997 and
            December 29, 1996 (Unaudited)......................................4

            Condensed Consolidated Statements
            of Cash Flows for the thirteen-week
            periods ended December 28, 1997
            and December 29, 1996 (Unaudited)..................................5

            Notes to the Condensed Consolidated
            Financial Statements as of
            December 28, 1997 (Unaudited)......................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................12

Item 6 - Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13

                          Specialty Retail Group, Inc.
                      Condensed Consolidated Balance Sheet

                                                                     Condensed
                                                                   from Audited
                                                        Dec. 28,     Financial
                                                         1997        Statements
ASSETS                                               (unaudited)   June 29, 1997
                                                     -----------   -------------
Current Assets:
Cash                                                     $29,416        $32,156
Other current assets                                      42,059         17,909
                                                        --------       --------
Total current assets                                      71,475         50,065

Property and equipment, net                                2,892          3,253
                                                        --------        -------
TOTAL ASSETS                                             $74,367        $53,318
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued
  expenses                                              $348,362       $317,164
Lease guarantee settlement payable                        25,000         25,000
Corporate taxes payable                                    4,620          5,370
Due to unconsolidated subsidiary                          10,000         10,000
Demand loans -- stockholders                             336,913        157,468
                                                        --------      ---------
Total current liabilities                                724,895        515,002

Legal settlement                                          80,000         80,000
                                                        --------      ---------
Total liabilities                                       $804,895       $595,002
                                                        --------      ---------

Commitments and contingencies (Note 5)

Stockholders' deficit:
Series A-1 Preferred Stock; 10,000,000 shares
  authorized; $.001 par value; issued and
  outstanding, 2,394,130 shares                           2,394           2,394
Common Stock; 100,000,000 shares authorized;
  $.001 par value; 9,324,738 shares issued
  (December 28, 1997)                                     9,325           9,325
Additional paid-in capital                           11,573,570      11,573,570
Accumulated deficit                                 (12,140,153)    (11,951,309)
Treasury Stock - 240,500 shares, at cost               (175,664)       (175,664)
                                                    ------------   ------------
Total stockholders' deficit                            (730,528)       (541,684)
                                                    ------------    -----------
TOTAL LIABILITIES AND

STOCKHOLDERS' DEFICIT                                   $74,367         $53,318
                                                    ===========      ==========

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     13 Weeks Ended                                 26 Weeks Ended
                                                     --------------                                 --------------
                                        December 28, 1997      December 29, 1996       December 28, 1997       December 29, 1996
Results of Discontinued
Operations:
   Net sales                                $     --                $1,068,749                     --                 $2,316,042
   Cost of sales                                  --                   805,878                     --                  1,625,385
                                            --------                ----------               --------                  ---------
   Gross profit                                   --                   262,871                     --                    690,657
   Operating costs:
     Selling expenses                             --                   590,681                     --                  1,369,967
     General and administrative               95,177                   435,116                179,433                    890,012
      expenses                                 ------                 ---------               -------                    -------
     Loss from operations                    (95,177)                 (762,926)              (179,433)                (1,569,322)
 Other income (expense):
   Interest income (expense), net             (5,584)                       64                 (9,429)                       850
   Miscellaneous income                           --                    18,894                     18                     22,450
   Gain on sale of equity
   investment (Note 4)                            --                        --                     --                     44,406
   Loss on fixed assets due to
   store closings                                 --                  (314,594)                    --                   (314,594)
   Writedown of goodwill                          --                  (136,882)                    --                   (136,882)
                                           ---------              ------------             ----------               ------------
   Net loss                                $(100,761)              ($1,195,444)             ($188,844)               ($1,953,092)
                                           ==========              ============             ==========               ============
 Per share amounts:
  Net income (loss):                           ($.01)                    ($.13)                 ($.02)                     ($.22)
                                               ======                    ======                 ======                     ======
 Weighted average number of
  common shares outstanding                9,324,738                 9,084,238              9,324,738                  8,900,542
                                            =========                ==========              =========                  =========

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     26 Weeks Ended
                                                                                     --------------
                                                                    December 28, 1997             December 29, 1996
                                                                    -----------------             -----------------
Cash flows from operating activities:
  Net loss                                                                     ($188,844)                   ($1,953,092)
                                                                              ----------                   ------------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      361                         70,845
  Gain on sale of equity investment                                                   --                        (44,406)
  Loss on fixed assets                                                                --                        314,594
  Writedown of goodwill                                                               --                        136,882
  Decrease in inventory                                                               --                        899,050
  Increase in other current assets                                               (24,150)                       (47,885)
  Increase in other assets                                                            --                          2,287
  Increase in accounts payable
    and accrued liabilities                                                       39,893                        282,231
                                                                                  ------                        -------
         Total adjustments                                                        16,104                      1,613,598
                                                                                  ------                      ---------
Net cash used in operating activities                                           (172,740)                      (339,494)

Cash flows from investing activities:
  Expenditures for property and equipment                                             --                         (5,180)
                                                                                                             ----------
Net cash used in investing activities                                                 --                         (5,180)
                                                                                 --------                    ----------
(Cash flows from financing activities:
  Loans from stockholders                                                        170,000                        225,000
  Net cash provided by financing activities                                      170,000                        225,000
                                                                                 -------                     ----------
Net decrease in actual cash equivalents                                          (2,740)                       (119,674)
Cash and cash equivalents, beginning of period                                    32,156                        387,006
                                                                                 -------                     ----------
Cash and cash equivalents, end of period                                         $29,416                       $267,332
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

           See accompanying notes to consolidated financial statements

                          Specialty Retail Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                                 December 28, 1997

1. Basis of Presentation

                  The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

                  With respect to the unaudited consolidated financial statements for the twenty-six weeks ended December 28, 1997 and December 29, 1996, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

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

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company had approximately $74,000 of assets and had current liabilities of approximately $725,000 at December 28, 1997. It is now expected that the Company will pay approximately $83,000 to or on behalf of Building Blocks and will be released from all claims of Building Blocks and its creditors upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At December 28, 1997, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $336,193. The Company anticipates that the three beneficial owners will advance the $83,000 contemplated in the Plan, but there are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the final outcome of Building Blocks' Chapter 11 proceeding and upon the Company's ability to reach settlements of its outstanding obligations. See
Note 3.

                  The foregoing raise substantial doubt about the Company's ability to continue as a going concern and the report of the Company's auditor with respect to the Company's financial statements for its fiscal year ended June 29, 1997 contained qualifying language to that effect.

3. Chapter 11 Petition of Debtor

                  In a Chapter 11 case, substantially all liabilities of the Debtor, Building Blocks, as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules filed by the Debtor as of the date of the Filing show liabilities exceed assets by approximately $800,000. Differences between amounts shown by the Debtor and claims filed by creditors will be investigated and resolved. The amount and settlement terms for such disputed liabilities are subject to allowance by the Bankruptcy Court. Ultimately the adjustment of all liabilities of the Debtor remains subject to a Bankruptcy Court approved plan of reorganization or liquidation and, accordingly, are not presently determinable.

                  On August 8, 1997, Building Blocks submitted to the Bankruptcy

Court a Chapter 11 Plan which, if approved, would have resulted in a discharge of Building Blocks from all claims of its creditors, including the Company; a discharge of the Company from all claims of Building Blocks and Building Blocks' creditors in exchange for the Company satisfying Building Blocks' obligations under a store lease which the Company and the landlord have agreed to settle for $30,000 (the "Store Lease"), and the merger of Building Blocks with and into the Company. The Official Committee of Unsecured Creditors in the Chapter 11 proceeding (the "Committee") filed objections to certain aspects of Building Blocks' Reorganization Plan on September 18, 1997. Building Blocks, with the approval of the Committee and the Company, submitted a revised Plan to the Bankruptcy Court on February 18, 1998, and the Bankruptcy Court approved the mailing of the revised Plan to Building Blocks' creditors. The revised Plan contemplates that the Company will pay to Building Blocks the sum of $58,000 to enable Building Blocks to settle creditor claims, and will provide $25,000 of the $30,000 required under the settlement of the Store Lease. The revised Plan contemplates Building Blocks paying the additional $5,000 out of Building Blocks' Chapter 11 assets. In addition, Building Blocks will be dissolved and not merged into the Company. As a result, the Company will not have any right to use the portion of its historic consolidated net operating loss carryforwards ("NOLs") attributable to Building Blocks' operations. The Company has not performed a precise calculation of the Company's share of the consolidated NOLs, but believes that, at June 29, 1997, the Company's share of the consolidated NOLs was less than one-half of the approximate total of $13,475,000.

                  It is expected that, if it is acceptable to Building Blocks' creditors, the revised Plan will be confirmed by the Bankruptcy Court in late March or early April, 1998. It remains possible that the Company will settle additional creditor claims and/or make a payment to Building Blocks and/or issue shares of its common stock to creditors of Building Blocks or make other concessions in connection with the definitive Plan. Ultimately, the adjustment of all claims and liabilities of a debtor is subject to a Bankruptcy Court approved Plan and, accordingly, is not presently determinable.

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

                  Of the aforementioned cases, the Company is a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court
- Westchester, New York, commenced September 26, 1996. This suit seeks $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company, which guaranteed up to $180,000 of rent payments under this lease. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord has agreed to settle the guarantee and the underlying claim for $30,000. The revised Chapter 11 Plan contemplates that the Company will fund $25,000 of this amount, which is reflected in the accompanying balance sheet, and Building Blocks will pay the remaining $5,000.

6.  Writedown of Goodwill and Loss on Property and Equipment

                  Due to the Chapter 11 filing by Building Blocks and the sale of all of the outstanding capital stock of BBFC on January 28, 1997, the Company has determined that the Goodwill has no future value and has recorded a writeoff of $136,882 during the 13- week period ended December 29, 1996. Additionally, the Company recorded a Loss on

Property and Equipment during the same period of $314,595 due to the closing of certain stores.

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

                  The reported results of discontinued operations are not indicative of future results of operations or financial position of the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities which may result from the Company's lack of capital resources or ongoing operations as described below.

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

                  Effective January 28, 1997, the outstanding capital stock of BBFC was sold. The net proceeds from the sale ($43,224) were paid over to Building Blocks pursuant to an agreement requiring the parent of BBFC to obtain a general release from Building Blocks to BBFC. On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11. The petition sought protection from creditors while Building Blocks attempted to dispose of its retail stores either through sales of the stores and assignment of their leases or by the liquidation of inventory and fixtures.

                  On August 8, 1997, Building Blocks submitted a Chapter 11 Plan of Reorganization to the Bankruptcy Court which, if approved, would have resulted in a discharge of Building Blocks from all claims of its creditors, including the Company; a discharge of the Company from all claims of Building Blocks and Building Blocks' creditors in exchange for the Company satisfying Building Blocks' obligations (and the Company's limited guarantee thereof) under a store lease (which the landlord has agreed to settle for $30,000); and the merger of Building Blocks with and into the Company. The Official Committee of Unsecured Creditors (the "Committee") in the Chapter 11 proceeding filed objections to certain aspects of Building Blocks' Reorganization Plan on September 18, 1997. Building Blocks, with the approval of the Committee and the Company, submitted a revised Plan to the Bankruptcy Court on February 18, 1998 and, pursuant to the Bankruptcy Court's authorization, sent the revised Plan to the creditors of Building Blocks on or about February 26, 1998. It is expected that, if it is approved by the creditors, the Plan may be confirmed by late March or early April, 1998.

                  The Company had approximately $74,000 of assets and had current liabilities of approximately $725,000 at December 28, 1997. It is now expected that the Company will pay approximately $83,000 to or on behalf of Building Blocks and will be released from all claims of Building Blocks and its creditors upon completion of Building Blocks' bankruptcy proceedings and will be released from its guarantee of the store lease. The Company may also be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note 5 to the financial statements included herewith. (See Note 5 of the Condensed Consolidated Financial Statements.)

                  It is not expected that the Company will receive any cash or other benefit (including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At December 28, 1997, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $336,193. The Company anticipates that the three beneficial owners will advance the $83,000 contemplated in the Plan, but there are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  The Company has been attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated, and any such combination may depend, among other things, upon the outcome of Building Blocks' Chapter 11 proceeding and upon the Company's ability to reach settlements of its outstanding obligations.

Other Income (Expense)

                  During the quarter ended September 29, 1996, the Company recorded a $44,406 gain on the sale of its equity investment in CM Franchise Corp. Such gain results from the Company's transferring its rights and interests in the investee's common stock, with a recorded value of $179,744, in satisfaction of a $224,150 debt.

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

                  Of the aforementioned cases, the Company is a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court
- Westchester, New York, commenced September 26, 1996. This suit seeks $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company, which guaranteed up to $180,000 of rent payments under this lease. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The Company has negotiated an agreement for settlement of this claim and the suit for a payment of $30,000, of which it is expected that $25,000 will be paid by the Company and $5,000 will be paid by Building Blocks.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) No reports on Form 8-K were required to be filed during the fiscal quarter ended December 28, 1997.

                                    SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          SPECIALTY RETAIL GROUP, INC.


Date:  March 3, 1998                      By:/s/ STEVEN E. GLASS
                                             -----------------------------
                                             Steven E. Glass, Secretary

                                INDEX TO EXHIBITS


Number            Exhibit                                                  Page
------            -------                                                  ----

27                Financial Data Schedule                                   16