Form 10QSB
period 1998-03-29
SPECIALTY RETAIL GROUP INC
filed 1998-05-15
CIK 824109

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[Mark One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 29, 1998 or

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

On May 8, 1998, there were 9,084,238 shares of the issuer's Common Stock outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                   The Index to Exhibits Appears on Page 14

                         SPECIALTY RETAIL GROUP, INC.

                                     INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Financial
         Statements as of March 29, 1998..............................     3

                  Condensed Consolidated Balance
                  Sheet at March 29, 1998 (Unaudited).................     3

                  Condensed Consolidated Statements of
                  Operations for the thirteen-week and thirty-nine-week periods ended March 29, 1998
                  and March 30, 1997 (Unaudited)......................     4

                  Condensed Consolidated Statements
                  of Cash Flows for the thirteen-week
                  periods ended March 29, 1998
                  and March 30, 1997 (Unaudited)......................     5

                  Notes to Condensed Consolidated
                  Financial Statements as of
                  March 29, 1998 (Unaudited)..........................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................    10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................    12

Item 6 - Exhibits and Reports on Form 8-K.............................    12

Signature.............................................................    13

                         Specialty Retail Group, Inc.
                     Condensed Consolidated Balance Sheet


                                                                                                       Condensed
                                                                                                    from Audited
                                                                      March 29,                        Financial
                                                                        1998                          Statements
ASSETS                                                              (unaudited)                    June 29, 1997
                                                                    -----------                    -------------
Current assets:
Cash                                                                    $33,729                          $32,156
Other current assets                                                     30,345                           17,909
                                                                       --------                        ---------
Total current assets                                                     64,074                           50,065


Property and equipment, net                                               2,712                            3,253
                                                                       --------                          -------
TOTAL ASSETS                                                            $66,786                          $53,318
                                                                        =======                          =======


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued
  expenses                                                             $333,469                         $317,164
Lease guarantee settlement payable                                       25,000                           25,000
Corporate taxes payable                                                   ---                              5,370
Due to unconsolidated subsidiary                                         10,000                           10,000
Demand loans -- stockholders                                            476,321                          157,468
                                                                       --------                       ----------
Total current liabilities                                               844,790                          515,002

Legal settlement                                                         80,000                           80,000
                                                                       --------                       ----------

Total liabilities                                                      $924,790                         $595,002
                                                                       --------                        ---------

Commitments and contingencies (Note 5)

Stockholders' deficit:
Series A-1 Preferred Stock; 10,000,000 shares
  authorized, $.001 par value; issued and
  outstanding, 2,394,130 shares                                          2,394                             2,394
Common Stock; 100,000,000 shares authorized,
  $.001 par value; 9,324,738 shares issued                               9,325                             9,325

Additional paid-in capital                                          11,573,570                        11,573,570
Accumulated deficit                                                (12,267,629)                      (11,951,309)
Treasury Stock - 240,500 shares, at cost                              (175,664)                         (175,664)
                                                                   ------------                     ------------

Total stockholders' deficit                                           (858,004)                         (541,684)
                                                                   ------------                     ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                                  $66,786                           $53,318
                                                                   ============                     ============

          See accompanying notes to consolidated financial statements

                         Specialty Retail Group, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                      13 Weeks Ended                           39 Weeks Ended
                                                      --------------                           --------------
                                         March 29, 1998        March 30, 1997      March 29, 1998       March 30, 1997
                                         --------------        --------------      --------------       --------------
Results of Discontinued
Operations:
 Net sales                                     $     --            $  141,804                  --             $2,457,846
 Cost of sales                                       --               128,149                  --              1,602,663
                                               --------            ----------            --------              ---------
 Gross profit                                        --                13,655                  --                855,183
 Operating costs:

  Selling, General                              (66,076)               71,384             245,509              2,479,551
   and administrative                            ------             ---------             -------              ---------
   expenses

  Loss from operations                          (66,076)              (57,729)           (245,509)            (1,624,368)
Other income (expense):

 Interest income (expense), net                  (8,400)               (1,019)            (17,829)                  (100)
 Miscellaneous income                                --                24,837                  18                 46,437
 Gain on sale of equity
 investment (Note 4)                                 --                    --                  --                 44,406
 Gain on sale of subsidiary                          --                43,224                  --                 43,224
 Loss on fixed assets due to
 store closings                                      --               (67,042)                 --               (383,538)
 Writedown of goodwill                               --                    --                  --               (136,882)
 Settlement of guarantor
 obligation related to
 bankrupt subsidiary (Note 5)                   (53,000)              (30,000)            (53,000)               (30,000)
 Gain on deconsolidation
 of bankrupt subsidiary
 (Note 1)                                            --               786,269                  --                786,269
                                              ---------               -------           ---------             ----------
 Net (loss) income                            $(127,476)             $698,540            ($316,320)          ($1,254,552)
                                              =========              ========           ==========           ===========

Per share amounts:
  Net income (loss):                              ($.01)                ($.08)               ($.03)                ($.14)
                                                 ======                ======               ======                ======
Weighted average number of
 common shares outstanding                    9,324,738             9,084,238            9,324,738             8,960,880
                                              =========             =========            =========             =========


          See accompanying notes to consolidated financial statements

                         Specialty Retail Group, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    39 Weeks Ended
                                                                                    --------------

                                                                      March 29, 1998                March 30, 1997
                                                                      --------------                --------------
Cash flows from operating activities:
  Net loss                                                                ($316,320)                   ($1,254,552)
                                                                          ----------                   ------------
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                                 541                         47,449
  Gain on deconsolidation                                                        --                       (786,269)
  Gain on sale of subsidiary                                                     --                        (43,224)
  Gain on sale of equity investment                                              --                        (44,406)
  Loss on fixed assets                                                           --                        330,776
  Writedown of goodwill                                                          --                        136,882
  Decrease in inventory                                                          --                        846,779
  (Increase) decrease in other current assets                               (12,436)                        62,895
  Decrease in other assets                                                       --                         89,019
  Increase (decrease) in accounts payable
    and accrued liabilities                                                  28,788                        (42,472)
                                                                             ------                       --------
          Total adjustments                                                  16,893                        597,429
                                                                             ------                      ---------
    Net cash used in operating activities                                  (299,427)                      (657,123)
                                                                           ---------                     ---------

Cash flows from investing activities:
  Expenditures for property and equipment                                        --                        (64,541)

  Cash of subsidiary on date of bankruptcy                                       --                         (3,614)

  Proceeds from sale of subsidiary                                               --                         43,224
                                                                           --------                      ---------
Net cash used in investing activities                                            --                        (24,931)
                                                                           --------                      ----------
Cash flows from financing activities:
  Loans from stockholders                                                   301,000                        310,651
                                                                            -------                      ---------
  Net cash provided by financing activities                                 301,000                        310,651
                                                                            -------                      ---------

Net increase (decrease) in actual cash equivalents                            1,573                       (371,403)

Cash and cash equivalents, beginning of period                               32,156                        387,006
                                                                            -------                      ---------
Cash and cash equivalents, end of period                                    $33,729                      $  15,603
                                                                            =======                      =========


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

          See accompanying notes to consolidated financial statements

                         Specialty Retail Group, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 29, 1998

1. Basis of Presentation

                  The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

                  With respect to the unaudited consolidated financial statements for the thirty-nine weeks ended March 29, 1998 and March 30, 1997, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

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

                  The Company, which has no other business operations, has been attempting to attract an operating business with which to effectuate a business combination. The Company had approximately $67,000 of assets and had current liabilities of approximately $845,000 at March 29, 1998. The Company, which paid has and will pay an aggregate of $83,000 to or on behalf of Building Blocks, will be released from all claims of Building Blocks and its creditors upon completion of Building Blocks' bankruptcy proceedings. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and its obligations under the Chapter 11 Plan described in Note 2 and has been obtaining forbearances from its principal creditors. At March 29, 1998, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $476,321. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. See Note 3.

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

                  On August 8, 1997, Building Blocks submitted to the Bankruptcy Court a Chapter 11 Plan. Building Blocks, with the approval of the Official Committee of Unsecured Creditors in the Chapter 11 proceeding and the Company, submitted a revised Plan to the Bankruptcy Court on February 18, 1998, which was subsequently approved by the Bankruptcy Court and the creditors in March 1998. Under the approved Plan the Company has paid to Building Blocks the sum of $58,000 to enable Building Blocks to settle creditor claims, and will provide $25,000 of the $30,000 required under the settlement of a store lease of which the Company was a guarantor (the "Store Lease"). The revised Plan requires

Building Blocks to pay the additional $5,000 out of Building Blocks' Chapter 11 assets. In addition, Building Blocks will be dissolved. As a result, the Company will not have any right to use the portion of its historic consolidated net operating loss carryforwards ("NOLs") attributable to Building Blocks' operations. The Company has not performed a precise calculation of the Company's share of the consolidated NOLs, but believes that, at June 29, 1997, the Company's share of the consolidated NOLs was less than one-half of the approximate total of $13,475,000.

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

                  Other Legal Proceedings-Leases

                  Building Blocks was a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations. These cases have been settled or the underlying debt discharged in the bankruptcy proceeding.

                  Of the aforementioned cases, the Company was a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996. This suit sought $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company up to $180,000 of rent payments. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord agreed to settle the guarantee and the underlying claim for $30,000. Under the approved Plan the Company will fund $25,000 of this amount, which is reflected as a liability in the accompanying balance sheet, and Building Blocks will pay the remaining $5,000.

6.  Writedown of Goodwill and Loss on Property and Equipment

                  Due to the Chapter 11 filing by Building Blocks and the sale of all of the outstanding capital stock of BBFC on January 28, 1997, the Company determined that the Goodwill had no future value and recorded a writeoff of $136,882 during the 13-week period ended December 29, 1996. Additionally, the Company recorded a Loss on Property and Equipment during the same period of $314,595 due to the closing of certain stores.

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

                  In March 1998, a Reorganization Plan in the Chapter 11 proceeding was approved by creditors. Under the terms of the Plan, the Company has been released from all claims of Building Blocks and its creditors and has settled its liability as a guarantor of Building Blocks Store Lease.

                  The Company had approximately $67,000 of assets and had current liabilities of approximately $845,000 at March 29, 1997 after paying approximately $58,000 of the $83,000 due to or on behalf of Building Blocks in connection with the Plan. The Company may be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note 5 to the financial statements included herewith. (See Note 5 of the Condensed Consolidated Financial Statements.)

                  The Company did not receive any cash or other benefit (including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks under the Plan. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At March 29, 1998, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $476,321. The Company anticipates that the three beneficial owners will advance the remaining $25,000 due under the Plan, but there are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

                  The Company has been attempting to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination can ever be effectuated.

Other Income (Expense)

                  During the quarter ended September 29, 1996, the Company recorded a $44,406 gain on the sale of its equity investment in CM Franchise Corp. Such gain results from the Company's transferring its rights and interests in the investee's common stock, with a recorded value of $179,744, in satisfaction of a $224,150 debt.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Building Blocks was a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations. These cases have been settled or the underlying debts have been discharged in the bankruptcy proceeding.

                  Of the aforementioned cases, the Company was a limited guarantor in Fashion Mall Partners, L.L.P. v. Building Blocks, Inc., City Court - Westchester, New York, commenced September 26, 1996. This suit sought $180,000 for rent arrearages under a lease to Building Blocks which was guaranteed by the Company up to $180,000 of rent payments. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. This claim and the suit were settled for a payment of $30,000, of which $25,000 was assumed by the Company and $5,000 by Building Blocks.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) No reports on Form 8-K were required to be filed during the fiscal quarter ended March 29, 1998.

                                   SIGNATURE

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                SPECIALTY RETAIL GROUP, INC.

Date:  May 13, 1998                             By:/s/ SEYMOUR ZISES
                                                   -----------------
                                                   Seymour Zises, Director

                               INDEX TO EXHIBITS

Number            Exhibit                                                Page
------            -------                                                ----
27                Financial Data Schedule                                 16