Form 10KSB40
period 1998-06-28
SPECIALTY RETAIL GROUP INC
filed 1999-04-28
CIK 824109

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 28, 1998

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         COMMISSION FILE NUMBER 0-18707
                         ------------------------------

                          SPECIALTY RETAIL GROUP, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

               FLORIDA                                      59-2824411
               -------                                      ----------
    (State or other jurisdiction                          (IRS Employer)
  of incorporation or organization)                     Identification No.)

   477 MADISON AVENUE, 14TH FLOOR, NEW YORK, NY               10022
   --------------------------------------------               -----
    (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (212) 872-9600

                              Securities registered
                      pursuant to Section 12(b) of the Act:

                                      None

                              Securities registered
                      pursuant to Section 12(g) of the Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |_|  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

            The Index to Exhibits appears at Page 17.

            For the year ended June 28, 1998, the Issuer had revenues of $0.

            The aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates), computed by reference to the average bid and asked prices of such stock as of April 1, 1999; was $171,866.

            As of April 1, 1999 there were 9,084,238 shares of common stock outstanding, excluding 213,333 contingently issuable shares held by an Escrow Agent.

            Transitional Small Business Disclosure Format (check one:) Yes |_| - No |X|

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

            Effective January 28, 1997, the outstanding capital stock of BBFC was sold. The net proceeds of $43,224 from the sale were paid over to Building Blocks pursuant to an agreement requiring the parent of BBFC to obtain a general release from Building Blocks to BBFC. On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11.

            In May 1998, a Reorganization Plan in the Chapter 11 proceeding was approved by the bankruptcy court. Under the terms of the Plan, the Company has been released from all claims of a Building Blocks and its creditors and has settled its liability as a guarantor of a Building Blocks Store Lease.

            The Company had approximately $26,711 of assets and had current liabilities of approximately $861,984 at June 28, 1998 after paying $25,000 due to or on behalf of Building Blocks in connection with the Plan. The Company may be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note H-2 to the financial statements included herewith.

            The Company did not receive any cash or other benefit (including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks under the Plan. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 28, 1998, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $495,947. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

            The foregoing raised substantial doubt about the Company's ability to continue as a going concern. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements.")

            The Company has attempted to attract an operating business with which to effectuate a business combination. There is no assurance that any business combination could ever be effectuated.

EMPLOYEES

            As of April 1, 1999, the Company had no employees.

RECENT DEVELOPMENT

            Reference is made to Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information concerning an agreement pursuant to which the Company may receive a capital infusion.

DESCRIPTION OF PROPERTIES

            The Company occupies approximately 100 square-feet of executive office space in a suite of offices at 447 Madison Avenue, New York, NY 10022 which is leased by an entity controlled by certain of the Company's principal stockholders. This occupancy is on an at-will basis.

LEGAL PROCEEDINGS

            FASHION MALL PARTNERS, L.P. V BUILDING BLOCKS, INC., CITY COURT
- WESTCHESTER, NEW YORK, COMMENCED SEPTEMBER 26, 1996.

            The Company guaranteed up to $180,000 of rent payments under a lease to Building Blocks. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord agreed to settle this claim and the suit for a payment of $30,000, and on June 8, 1998, the Company paid $25,000 and Building Blocks paid $5,000 to the landlord.

            PETER SAYET V. INSTITUTE FOR LABORATORY MEDICINE, INC., ILM ACQUISITION L.P., M.P. PARTNERS L.P., ILM ACQUISITION CORPORATION, LSJM PARTNERS L.P., ILM N CORPORATION, FOREST HILL CAPITAL CORPORATION, HEALTHCARE VENTURE MANAGEMENT CORPORATION, SELIG ZISES, GLENN MEYERS AND LAURENCE LURIE.

            On August 22, 1996, the Company, the plaintiff (Sayet), and the other parties entered into an Agreement of Settlement and Compromise (the "Settlement Agreement") of above-named lawsuit in which Mr. Sayet claimed damages of approximately $1,400,000 arising from events occurring at the time his employment with the Company terminated in 1992, when it operated under the name Institute for Laboratory Medicine, Inc. Under the Settlement Agreement, the Company issued an aggregate of 650,000 shares of its Common Stock to Sayet and a designee of Sayet's and reserved for issuance 213,333 shares of its Common stock which are being held by an Escrow Agent.

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

            Pursuant to the Settlement Agreement, Peter Sayet has reported the disposition by him of 325,000 shares of Common Stock issued to him. No Shares were sold for more than $1.00 per share and the Price Protection Pool is $160,000. Mr. Sayet's designee has not reported the disposition of any of the 325,000 shares issued to him.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Common Stock was quoted on the NASDAQ SmallCap System from July 1, 1996 through November 27, 1996, and on the OTC Bulletin Board since November 27, 1996 under the symbol "SRGC". The following table sets forth the high and low sales prices on the NASDAQ SmallCap System and on the OTC Bulletin Board as reported by NASDAQ and the OTC Bulletin Board, respectively, for the periods indicated:

Period                                                High        Low
------                                                ----        ---

July 1, 1996 - September 29, 1996,                    13/16       1/4
September 30, 1996 - December 29, 1996                9/32        .02
December 30, 1996 - March 30, 1997                    .07         .015
March 31, 1997 - June 29, 1997                        .17         .02
June 30, 1997 - September 29, 1997                    .08         .03
September 30, 1997 - December 28, 1997                .04         .01
December 29, 1997 - March 29, 1998                    .05         .01
March 30, 1998 - June 28, 1998                        .06         .03

            On April 1, 1999, there were approximately 230 holders of record of the Company's Common Stock and one holder of record of the Company's Series A-1 Preferred Stock.

            The Company has never paid dividends on the Common Stock or on the Series A-1 Preferred Stock and does not anticipate paying any dividends in the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Set forth below is a discussion of (1) the Company's lack of liquidity and capital resources; (2) the significant factors affecting the operating results of discontinued operations (i.e., those of Building Blocks and BBFC) for the 52 weeks ended June 28, 1998 ("Fiscal 1998") and the 52 weeks ended June 29, 1997 ("Prior Period"); and (3) the items set forth under other income (expense) in the Consolidated Statements of Operations included in the Company's financial statements. These discussions should be read in conjunction with the financial statements and notes thereto.

            THE REPORTED RESULTS OF OPERATIONS ARE NOT INDICATIVE OF FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION OF THE COMPANY. THE COMPANY HAS NO ONGOING REVENUE-GENERATING OPERATIONS. THE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLICABLE TO A GOING CONCERN, WHICH PRINCIPLES ASSUME THAT ASSETS WILL BE REALIZED AND LIABILITIES WILL BE DISCHARGED IN THE NORMAL COURSE OF BUSINESS. AS DISCUSSED IN NOTE C TO THE FINANCIAL STATEMENTS, SUBSTANTIAL DOUBT EXISTS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN FOR A REASONABLE PERIOD OF TIME. THE FINANCIAL STATEMENTS DO NOT INCLUDE ADJUSTMENTS RELATING TO THE RECOVERABILITY OF RECORDED ASSET AMOUNTS AND CLASSIFICATION OF RECORDED ASSETS AND LIABILITIES WHICH MAY RESULT FROM THE COMPANY'S LACK OF CAPITAL RESOURCES OR ONGOING OPERATIONS AS DESCRIBED BELOW.

LIQUIDITY AND CAPITAL RESOURCES

            Certain of the matters discussed under this caption that are forward looking statements involve risks and uncertainties, as described herein and others which may arise from changes in general economic conditions, unanticipated changes in the Company's circumstances, and other factors.

            The principal operating subsidiary of the Company during the Prior Period (through January 31, 1997) was Building

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

            On May 5, 1998, Building Blocks' Chapter 11 Plan of Reorganization was approved by the Bankruptcy Court. The Plan resulted in a discharge of Building Blocks from all claims of-its-creditors, including the Company; a discharge of the Company from all claims of Building Blocks and Building Blocks' creditors in exchange for the Company satisfying $25,000 of Building Blocks' obligations under a store lease which the landlord had agreed to settle for $30,000; and the liquidation and dissolution of Building Blocks.

            At June 28, 1998, the Company had only limited cash and had current liabilities of approximately $861,984. The Company may also be required, at some future date, to issue up to 213,333 shares of its Common Stock pursuant to the settlement agreement described in "Item 3. Legal Proceedings." In connection with this obligation, the Company has recorded a non-current liability on its books in the amount of $80,000, measured by the difference between the settlement amount of $650,000 and the market value of the shares actually issued on August 22, 1996 as part of the settlement. See Note H-2 to the Consolidated Financial Statements.

            The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its capital stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 28, 1998 the advances from stockholders (which are included in the current liabilities described above) aggregated $465,251 plus accrued interest of $30,696. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

            As a result of these matters, the reports of the Company's auditors on the Company's June 28, 1998 and June 29, 1997 financial statements contain "going concern" explanatory paragraphs.

SUBSEQUENT DEVELOPMENT

            The Company has been attempting to attract an operating business with which to effectuate a business combination. On February 25, 1999, the Company signed a letter agreement with TBM Capital II, LLC, Colt Services, Inc. and Seymour Zises, the sole director of the Company, pursuant to which TBM Capital II, LLC and Colt Services, Inc. (collectively, the "Purchasers") have agreed to use their best efforts to purchase and arrange for others to purchase between $10,000,000 and $25,000,000 of Common Stock of the Company under terms whereby the shares of the Company's outstanding Common Stock would be reverse split so that after the capital infusion the present stockholders of the Company would hold shares of Common Stock valued at between approximately $135,000 and $110,000 (based upon the selling price per share in the capital infusion and depending upon the tangible net worth of the Company at the Closing of the capital infusion) and certain creditors (in settlement of $290,000 of outstanding invoices for services rendered to and disbursements made on behalf of the Company), who have agreed to accept same, would hold options to acquire shares of Common Stock valued at $165,000.

            The options granted to the creditors of the Company are exercisable at $.10 per share for a period of the earlier of three years from the date of grant or 181 days after the closing of the capital infusion.

            The Purchasers, upon completion of the equity infusion, will designate the directors and officers of the Company. The Purchasers have indicated their intention to use the proceeds of the capital infusion to attempt to acquire an operating manufacturing business which the Purchasers believe can be made more profitable by the application of certain manufacturing and other business principles which an affiliate of TBM Capital II has developed. The Purchasers intend to return the money invested in capital infusion (net of any difference between proceeds from the temporary investment of the proceeds and operating expenses incurred) if the Company has not acquired an operating business within two years.

            Additional options to acquire, at the price per share in the capital infusion, will be granted to the Purchasers and their designees and to Seymour Zises, the sole director of the Company (collectively, the "Warrants"). The Warrants to be granted to the Purchasers are in consideration of the development of the investment strategy, their services and time in connection with the letter agreement and the know-how they are providing to the Company. The Warrant to be granted to Seymour Zises is in consideration of his assuming responsibility for a portion of a contingent liability of the Company and for undisclosed liabilities of the Company and his agreements to advance certain expenses of the Company in connection with the proposed transactions and, in certain circumstances, to reimburse the Purchasers for their expenses of the transaction in the event the transaction contemplated by the letter agreement does not occur.

            The Warrants will entitle the holders, for a period of 10 years, to acquire at the capital infusion price per share, shares of Common Stock. In the case of the Purchasers the Warrant is for 20% of the outstanding Common Stock, fully diluted at the time of consummation of the initial acquisition of an operating manufacturing business. In the case of Seymour Zises, the Warrant is for 1% of such diluted Common Stock on the same terms as Purchasers' Warrant.

            As a condition of the closing of the capital infusion, Mr. Zises and his wife will also confirm that they have relinquished their rights under $289,750 of promissory notes from the Company to them.

RESULTS OF DISCONTINUED OPERATIONS -- FISCAL 1998 COMPARED WITH THE PRIOR
PERIOD

STORE CLOSING COSTS AND RELATED EXPENSES

            For the years ended June 28, 1998 and June 29, 1997 the Company recorded restructuring and other expense charges of $0 and $520,420, respectively, for the disposition of fixed assets and other costs related to the closing or expected closings of certain mall stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            For the years ended June 28, 1998 and June 29, 1997 the Company recorded selling, general and administrative expenses of $293,133 and $2,587,603, respectively. The decrease was due primarily to the elimination of expenses attributable to discontinued operations.

OTHER INCOME (EXPENSE)

            In the Prior Period the Company recorded a $44,406 gain on the sale of its equity investment in CM Franchise Corp. Such gain results from the Company transferring its rights and interests in the investee's common stock with a recorded value of $179,744 in satisfaction of a $224,150 debt.

            Effective January 28, 1997, the outstanding stock of BBFC was sold at a gain of $43,224.

            The Company had interest income of $1,624 in 1997 and $32 in 1998, earned principally on interest-bearing cash accounts. In Fiscal 1998 and the Prior Period, $27,488 and $3,333, respectively, of interest expense was incurred, principally on stockholder loans.

            Other income in the Prior Period consisting of various items primarily attributable to Building Blocks is not expected to recur.

            The settlement of the guarantor obligation related to the bankrupt subsidiary represents the amount payable by the Company to a landlord in settlement of a Building Blocks store lease on which the Company was a limited guarantor.

            The $786,269 gain in the Prior Period on the deconsolidation of Building Blocks reflects the amount of Building Blocks' net deficit at the time of the Chapter 11 filing.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents .................................................................   F-1

Independent Auditors' Report .............................................   F-2

Independent Auditor's Report .............................................   F-3

Consolidated Balance Sheet at June 28, 1998 ..............................   F-4

Consolidated Statements of Operations for the 52 Weeks Ended
       June 28, 1998 and June 29, 1997 ...................................   F-5

Consolidated Statements of Changes in Capital Deficit for the
       52 Weeks Ended June 28, 1998 and June 29, 1997 ....................   F-6

Consolidated Statements of Cash Flows for the 52 Weeks Ended
       June 28, 1998 and June 29, 1997 ...................................   F-7

Notes to Financial Statements ............................................   F-8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The following discussion is repeated verbatim from the Item 4 of the Company's Report on Form 8-K for February 23, 1999:

            On February 23, 1999, the Company terminated the engagement of Jeffrey M. Brinn, CPA as the principal accountant to audit the Company's financial statements, and on February 26, 1999, engaged Richard A. Eisner & Company of New York, New York, as its independent auditor.

            The report of Jeffrey M. Brinn on the Company's financial statements for the Company's fiscal year ended June 29, 1997, the only year on which he rendered an opinion on the Company's financial statements, did not contain an adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles but was modified due to uncertainty regarding the Company's ability to continue as a going concern in light of the bankruptcy proceedings applicable to its last remaining operating subsidiary.

            The decision to terminate the principal accountant was approved by the Company's sole Director.

            During the Company's 1997 and 1998 fiscal years and for the subsequent interim period through February 23, 1999, there was one disagreement with such principal accountant on a matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the former accountant's satisfaction, would have caused him to make reference to the subject matter thereof in connection with his report. The disagreement involved the reporting of a transaction with the Company's bankrupt subsidiary and was resolved to the former accountant's satisfaction. The Board of Directors did not discuss the disagreement with the former accountant. The Company has authorized the former accountant to respond fully to inquiries of the successor accountant concerning the subject matter of the disagreement.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

            The following table sets forth certain information as of April 1, 1999 concerning the directors and executive officers of the Company.

Name                                Age         Position
----                                ---         --------

Seymour W. Zises                    45          Director

            SEYMOUR W. ZISES has been a director of the Company since June 1991, and is currently President and Chief Executive Officer of Family Management Corporation, a registered investment advisory firm in New York City which he established in September 1989 and President and Chief Executive Officer of Family Management Securities, LLC, a NASD registered Broker-Dealer. Mr. Zises has also served as President and Chief Executive Officer of Forest Hill Capital Corporation, a merchant banking concern founded by him in 1989. Mr. Zises is also a director of Disc Graphics, Inc., a product packaging design company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

            Based solely on a review of Forms 3 and 4 (and amendments thereto) furnished to the Company during its fiscal year ended June 28, 1998, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was an officer or director of the Company or the beneficial owner of more than 10% of its outstanding Preferred Stock or Common Stock, and who, during the prior or previous fiscal years, failed to file on a timely basis reports as required by Section 16(a) of the Securities Exchange Act of 1934.

EXECUTIVE COMPENSATION

            No person who was an operating officer of the Company at June 28, 1998 received annual salary and bonus, which, in the aggregate, exceeded $100,000 for the fiscal year ended June 28, 1998.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

            The Company has no SAR's outstanding. No stock options were exercised by any executive officer during the fiscal year ended June 28, 1998.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information, as of June 28, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to own beneficially more than 5% of its outstanding Common Stock or its outstanding Series A-1 Preferred Stock, (ii) each director and officer of the Company and
(iii) all directors and officers of the Company as a group. Unless otherwise stated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                                 Amount and
                                                 Nature of      Percent
                     Name and Address            Beneficial       of
Title of Class       of Beneficial Owner         Ownership      Class(1)
--------------       -------------------         ---------      --------
Common Stock         Cathy Zises                   844,377(2)      9.3%
                     477 Madison Avenue
                     New York, New York 10022
Common Stock         Lynn Zises                    796,317         8.8%
                     477 Madison Avenue
                     New York, New York 10022
Common Stock         Nancy Zises                   833,332         9.2%
                     477 Madison Avenue
                     New York, New York 10022
Common Stock         Seymour Zises                 844,377(2)      8.8%
                     477 Madison Avenue
                     New York, New York 10022
Series A-1           ILM Acquisition L.P.        2,394,130(2)    100.0%
Preferred Stock      477 Madison Avenue
                     New York, New York 10022
Common Stock         All directors and             898,127(2)      9.9%
                     officers as a group
                     (1 person)

(1) Based upon 9,084,238 shares of Common Stock outstanding, which does not include 213,333 contingently issuable shares held by an Escrow Agent.

(2) The Shares reported for Cathy Zises include 148,060 shares held by her as custodian for her minor children. Cathy Zises is the wife of Seymour Zises. The shares reported for Seymour W. Zises are the shares held directly or as custodian by Cathy Zises. Mr. Zises may be deemed the beneficial owner of such shares. Mr. Zises disclaims such beneficial ownership. Shares of Series A-1 Preferred Stock owned by ILM Acquisition, L.P. ("IALP") represent all of the Company's issued and outstanding Series A-1 Preferred Stock. Selig A. Zises, a brother of Seymour W. Zises, may be deemed to be the beneficial owner of all of the shares of Series A-1 Preferred Stock held by IALP as a result of his ownership of all of the voting securities of the general partner of IALP. Family members of Seymour W. Zises are indirect beneficial owners of limited partnership interests in IALP. Seymour Zises disclaims any beneficial ownership of any of the Preferred Stock of the Company. The Shares reported for Nancy Zises include 37,015 shares held by her as custodian for her minor child. Nancy Zises is a sister-in-law of Seymour W. Zises and Lynn Zises is the daughter of Selig Zises.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the period from December 23, 1996 through June 30, 1998, the Company borrowed an aggregate of $465,251 from Cathy Zises, Selig Zises, and Seymour Zises. All such loans bear interest at 8% per annum.

            Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -Subsequent Development" for information as to certain arrangements made with Seymour Zises in connection with a proposed capital infusion into the Company.

EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

            See "Index to Exhibits."

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

            (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended June 28, l998.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 23, 1999                     SPECIALTY RETAIL GROUP, INC.


                                          By: /s/ SEYMOUR W. ZISES
                                              --------------------------
                                              Seymour W. Zises,
                                              Director

            In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            /s/ SEYMOUR W. ZISES                 April 23, 1999
            ------------------------------
            Seymour W. Zises
            Director

                                INDEX TO EXHIBITS

                                                               Sequentially
   Exhibit                                                       Numbered
     No                       Description                         Pages
   -------                    -----------                      ------------

3.1           Articles of Incorporation (incorporated by
              reference to the Registrant's Report on
              Form 8-K dated July 2, 1991)
3.2           Amended and Restated By-Laws (incorporated by
              reference to Exhibit 3.2 to the Registrant's
              Report on Form 10-KSB for the year ended July
              2, 1995)
10.1          1991 Non-Qualified Stock Option Plan
              (incorporated by reference to Exhibit 10.23 to
              the Registrant's Report on Form 10-KSB for the
              year ended June 30, 1992)
10.2          1994 Stock Option Plan (incorporated by
              reference to Exhibit 10.2 to the Registrant's
              Report on Form 10-KSB for the year ended July
              2, 1995)
10.8(a)       Form of Promissory Notes from the Registrant
              to Selig Zises, Seymour Zises and Cathy Zises
              and list of notes issued through September 30,
              1997 (incorporated by reference to Exhibit
              10.8 to the Registrant's Report on Form 10-KSB
              for the year ended June 29, 1997)
10.8(b)       List of notes issued from October 1, 1997 --
              through December 31, 1998
16.1          Letter of Jeffrey M. Brinn, CPA pursuant to
              Item 304(a)(3) of Regulation S-B (Incorporated
              by reference to Exhibit 16.1 filed with the
              Registrant's Report on Form 8-K for February
              23, 1999)
21.           Subsidiaries of Registrant
23(a)         Consent of Richard A. Eisner & Company, LLP
23(b)         Consent of Jeffrey M. Brinn, CPA
27.           Financial Data Schedule

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONTENTS


                                                                                                PAGE
                                                                                                 ---
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                                                  F-2

   Independent auditor's report                                                                  F-3

   Balance sheet as of June 28, 1998                                                             F-4

   Statements of operations for the fifty-two weeks ended June 28, 1998 and June 29, 1997        F-5

   Statements of changes in capital deficit for the fifty-two weeks ended June 28, 1998 and
      June 29, 1997                                                                              F-6

   Statements of cash flows for the fifty-two weeks ended June 28, 1998 and June 29, 1997        F-7

   Notes to financial statements                                                                 F-8


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Specialty Retail Group, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of Specialty Retail Group, Inc. and subsidiaries as of June 28, 1998 and the related consolidated statements of operations, changes in capital deficit and cash flows for the fifty-two week period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Specialty Retail Group, Inc. and subsidiaries as of June 28, 1998, and the consolidated results of their operations, and their consolidated cash flows for the fifty-two week period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note C to the financial statements, the Company has no remaining operating businesses. As set forth in the balance sheet as of June 28, 1998, the Company has total assets of $26,711 and a working capital deficit of $837,802. Such factors coupled with the lack of any revenue producing operations raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note C and Note M, management of the Company is seeking a business combination with an operating company. There can be no assurance that such merger can be accomplished. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.



Richard A. Eisner & Company, LLP

New York, New York
March 24, 1999

INDEPENDENT AUDITOR'S REPORT


To the Director and Shareholders
Specialty Retail Group, Inc.
New York, New York

I have audited the accompanying consolidated statements of operations, changes in capital deficit and cash flows of Specialty Retail Group, Inc. and Subsidiaries for the 52 weeks ended June 29, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Specialty Retail Group. Inc. and Subsidiaries for the 52 weeks ended June 29, 1997, in conformity with generally accepted accounting principles.

As discussed in the following paragraph and in the Notes to the accompanying consolidated financial statements, in accordance with generally accepted accounting principles the consolidated reporting entity was changed, effective as of January 31, 1997, to exclude the accounts of the Company's wholly-owned and last remaining operating subsidiary, Building Blocks, Inc., which filed a petition in bankruptcy on such date.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in the Notes to the consolidated financial statements, pursuant to the Chapter 11 bankruptcy filing, the subsidiary has permanently ceased operations and liquidated its operating assets. The Company has no remaining operating businesses. Such factors coupled with the lack of any revenue producing operations raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is seeking a business combination with an operating company. There is no assurance that management will be successful in such endeavor. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                /s/ Jeffrey M. Brinn
                                                Certified Public Accountant

South Huntington, New York
November 4, 1997

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JUNE 28, 1998


ASSETS
Current assets:
   Cash                                                                                 $      4,924
   Prepaid insurance                                                                          19,258
                                                                                        ------------

      Total current assets                                                                    24,182

Property and equipment, net                                                                    2,529
                                                                                        ------------

                                                                                        $     26,711
                                                                                        ------------
                                                                                        ------------

LIABILITIES
Current liabilities:
   Accounts payable                                                                     $    364,215
   Corporation taxes payable                                                                   1,822
   Demand loans payable to stockholders                                                      495,947
                                                                                        ------------

      Total current liabilities                                                              861,984

Other liabilities:
   Legal settlement                                                                           80,000
                                                                                        ------------

                                                                                             941,984
                                                                                        ------------

Commitments and contingencies

CAPITAL DEFICIT
Preferred stock; 15,000,000 shares authorized; $.001 par value
   Series A-1 preferred stock: 10,000,000 shares authorized; 2,394,130 shares
   issued and outstanding                                                                      2,394
Common stock; 100,000,000 shares authorized; $.001 par value; 9,324,738 shares issued          9,325
Additional paid-in capital                                                                11,573,570
Accumulated deficit                                                                      (12,324,898)
Treasury stock, 240,500 common shares, at cost                                              (175,664)
                                                                                        ------------

                                                                                            (915,273)
                                                                                        ------------

                                                                                        $     26,711
                                                                                        ------------
                                                                                        ------------



SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     FIFTY-TWO WEEKS ENDED
                                                                                                   -------------------------
                                                                                                   JUNE 28,         JUNE 29,
                                                                                                     1998             1997
                                                                                                   --------         --------
Results of discontinued operations:
   Net sales                                                                                                       $ 2,457,846
   Cost of sales                                                                                                     1,602,663
                                                                                                                   -----------

Gross profit                                                                                                           855,183
                                                                                                                   -----------
Operating costs:
   Selling, general and administrative expenses                                                  $   293,133         2,587,603
   Store closing costs and related expenses (Note L)                                                                   520,420
                                                                                                 -----------       -----------

                                                                                                     293,133         3,108,023
                                                                                                 -----------       -----------

Loss from operations                                                                                (293,133)       (2,252,840)
Other income (expenses):
   Gain on sale of equity investment (Notes F and G[2])                                                                 44,406
   Gain on sale of franchising subsidiary (Note C)                                                                      43,224
   Interest expense, net of income of $32 and $1,624                                                 (27,456)           (1,709)
   Other income                                                                                                         54,744
   Settlement of guarantor obligation related to bankrupt subsidiary (Note D)                        (53,000)          (30,000)
   Legal settlement, noncash (Note H[2])                                                                               (80,000)
   Gain on deconsolidation of bankrupt subsidiary (Note D)                                                             786,269
                                                                                                 -----------       -----------

NET LOSS                                                                                         $  (373,589)      $(1,435,906)
                                                                                                 -----------       -----------
                                                                                                 -----------       -----------

NET LOSS PER SHARE (NOTE B[10]):
   Basic and diluted                                                                               $(.04)             $(.16)
                                                                                                 -----------       -----------
                                                                                                 -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (NOTE B[10]):
   Basic and diluted                                                                              9,084,238       8,991,635
                                                                                                 -----------       -----------
                                                                                                 -----------       -----------


SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT


                                                       PREFERRED STOCK              COMMON STOCK
                                                    ---------------------       --------------------
                                                    NUMBER OF                   NUMBER OF
                                                     SHARES        AMOUNT        SHARES       AMOUNT
                                                    ---------     -------       ---------     ------
BALANCE--JULY 1, 1996                               2,394,130     $ 2,394       8,674,738     $ 8,675
Shares issued for legal settlement (Note H[2])                                    650,000         650
Net loss

                                                    ---------     -------       ---------     -------
BALANCE--JUNE 29, 1997                              2,394,130       2,394       9,324,738       9,325
Net loss

                                                    ---------     -------       ---------     -------
BALANCE--JUNE 28, 1998                              2,394,130     $ 2,394       9,324,738     $ 9,325
                                                    ---------     -------       ---------     -------
                                                    ---------     -------       ---------     -------



CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT--CONTINUED

                                                  ADDITIONAL
                                                   PAID-IN        ACCUMULATED     TREASURY
                                                   CAPITAL          DEFICIT         STOCK         TOTAL
                                                 -----------      -----------     --------        -----

BALANCE--JULY 1, 1996                            $11,004,220     $(10,515,403)    $(175,664)    $ 324,222
Shares issued for legal settlement (Note H[2])       569,350                                      570,000
Net loss                                                           (1,435,906)                 (1,435,906)
                                                 -----------     ------------     ---------     ---------

BALANCE--JUNE 29, 1997                            11,573,570      (11,951,309)     (175,664)     (541,684)
Net loss                                                             (373,589)                   (373,589)

                                                 -----------     ------------     ---------     ---------

BALANCE--JUNE 28, 1998                           $11,573,570     $(12,324,898)    $(175,664)    $(915,273)
                                                 -----------     ------------     ---------     ---------
                                                 -----------     ------------     ---------     ---------



SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FIFTY-TWO WEEKS ENDED
                                                                                    -------------------------
                                                                                    JUNE 28,         JUNE 29,
                                                                                      1998             1997
                                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (373,589)    $(1,435,906)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       724          47,674
      Write-off of goodwill                                                                           136,882
      Loss on disposal of equipment and write-off of leasehold improvements                           330,776
      Gain attributable to equity investment                                                          (44,406)
      Gain on sale of subsidiary                                                                      (43,224)
      Gain on deconsolidation of bankrupt subsidiary                                                 (786,269)
      Legal settlement                                                                                 80,000
      Changes in:
        Inventory                                                                                     846,777
        Other current assets                                                           (1,349)         86,863
        Other assets                                                                                   89,027
        Accounts payable                                                               38,503         (46,514)
        Lease guarantee settlement payable                                            (30,000)         30,000
                                                                                   ----------     -----------

           Net cash used in operating activities                                     (365,711)       (708,320)
                                                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash of bankrupt subsidiary at date of bankruptcy                                                  (64,541)
   Expenditures for property and equipment, net                                                        (3,614)
   Proceeds from sale of subsidiary, net                                                               43,224
                                                                                                  -----------

           Net cash used in investing activities                                                      (24,931)
                                                                                                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from stockholders                                                            338,479         378,401
                                                                                   ----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (27,232)       (354,850)
Cash and cash equivalents, beginning of period                                         32,156         387,006
                                                                                   ----------     -----------

CASH, END OF PERIOD                                                                $    4,924     $    32,156
                                                                                   ----------     -----------
                                                                                   ----------     -----------

SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998


NOTE A--THE COMPANY

Specialty Retail Group, Inc. (the "Company") is a holding company that was engaged through its subsidiaries in the operation and franchising of retail specialty toy stores. In July 1996, the Company organized a wholly owned subsidiary, Building Blocks Holdings, Inc., ("BBHI"), which formed and subsequently sold Building Blocks Franchise Corp. ("BBFC"). Prior to its sale to unrelated parties in January 1997, BBFC sold two Building Blocks retail store franchises.

As discussed in Notes C and D, as of January 31, 1997, the Company had sold or discontinued all business operations and its former subsidiary, Building Blocks, Inc., ("BBI"), filed and was granted a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and was subsequently dissolved. The only current operations of the Company constitute maintaining a business office and complying with its reporting obligations as a publicly owned company. The Company is seeking opportunities for business combinations (see Note M).


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    BASIS OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

       The consolidated financial statements include the accounts of the Company and its subsidiaries, BBHI and SRG Management Corp., a wholly-owned subsidiary, neither of which has any present operations. The results of operations of BBFC and BBI are included through the date of the sale of BBFC and BBI's bankruptcy filing, respectively which dates were January 28, 1997 and January 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The Company recorded a gain of $786,269 upon the deconsolidation of BBI (see Note D). As discussed above, the Company has discontinued all of its revenue producing business operations. Except as specifically noted, no adjustments have been made to revalue assets or liabilities. All operations are reported as results of discontinued operations.

[2]    CASH EQUIVALENTS:

       Cash equivalents for purposes of reporting cash flows consisted principally of highly liquid money market accounts purchased with an original maturity of three months or less. Such accounts are carried at cost plus accrued interest, which approximates market.

[3]    STORE OPENING AND CLOSING COSTS:

       The Company had deferred store pre-opening costs and was expensing such amounts over a 12-month period. Unexpired store pre-opening costs were written off during the 52 week period ended June 29, 1997 and additional costs associated with a store closing were accrued when the decision was made to close the location.

[4]    PROPERTY AND EQUIPMENT:

       Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements had been amortized over 10 years or the related lease term, whichever was shorter. Applicable property and equipment were written off as stores were closed and the assets were abandoned or sold during the 52 week period ended June 29, 1997.

[5]    GOODWILL:

       The excess of purchase price over the fair value of net assets acquired was being amortized on the straight-

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


       line method over 15 years. Due to BBI's bankruptcy and the sale of BBFC, the Company determined that goodwill had no future value and wrote off the balance of $136,882 at December 29, 1996.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]    LONG-LIVED ASSETS:

       Statement of Financial Accounting Standards No. 121 requires a review of long-lived assets and certain identifiable intangible assets related to those assets for impairment whenever changed circumstances and situations indicate that the carrying amounts may not be recoverable. If the undiscounted future cash flows are less than the assets' carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. Applicable write downs were recorded at December 29, 1996.

[7]    STOCK OPTIONS:

       The Company, consistent with generally accepted accounting principles, accounts for stock options pursuant to the intrinsic value method specified by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereunder compensation cost is not recognized as long as the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires that the fair value of stock options be measured on the date of grant using an applicable statistically-based, market-sensitive, financial model. However, this pronouncement allows companies to continue to account for stock options under the previous intrinsic value method as long as they disclose the pro forma effects as if the new method had been adopted (see Note I).

[8]    REVENUE RECOGNITION:

       Revenue from sales of the Company's products was recognized at the time of sale.

[9]    INCOME TAXES:

       The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires the use of the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred income tax benefit or expense is measured by the change in deferred income tax assets or liabilities during the year. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Notes J and M).

[10]   PER SHARE DATA:

       Per share data is calculated based on the weighted average number of shares of common stock outstanding during the period. The Company's outstanding stock options are excluded from the computations as their effect would be antidilutive. The effect of 213,333 shares issuable pursuant to a settlement of litigation in August 1996 is not reflected as it is also antidilutive (see Note H[2]). The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", issued in February 1997, effective June 28, 1997.

[11]   FISCAL YEAR:

       The Company previously adopted a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 1998 and 1997 consisted of 52 weeks. The Company changed its fiscal year to a twelve month reporting period and its year end to December 31 resulting in a short period beginning June 29, 1998 and ended

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


December 31, 1998.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]   FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and accounts payable approximate fair value because of the short maturity of these items.

[13]   USE OF ESTIMATES:

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


NOTE C--GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

On January 31, 1997, BBI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 97-B-40684 (BRL)). The petition sought protection from creditors while BBI liquidated its inventory and fixtures. Such petition was confirmed on May 5, 1998. Effective January 28, 1997, the outstanding capital stock of BBFC, which owned the "Building Blocks" trademarks, was sold by BBHI. The net proceeds from the sale were used first to repay amounts owed by BBFC to the Company and BBI. The remainder of the proceeds of approximately $10,000 was paid to BBI pursuant to an agreement under which BBHI obtained a general release from BBI. The Company recognized a gain of $43,224 on the sale of BBFC.

The Company, which has no other business operations, is seeking to identify an operating business with which to effectuate a business combination. At June 28, 1998, the Company has $26,711 of assets and $861,984 of liabilities, excluding $80,000 of liabilities which are payable through the issuance of 213,333 shares of common stock (see Note H[2]). The Company has been receiving cash advances in the form of demand loans from three of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At June 28, 1998, such advances (which are included in the liabilities described above) aggregated $465,251, plus accrued interest of $30,696. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE D--BANKRUPTCY OF BBI SUBSIDIARY

As discussed in Notes B[1] and C, BBI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on January 31, 1997. Such petition was granted on May 5, 1998. In a Chapter 11 case, substantially all liabilities of the debtor, as of the date of the filing, are subject to resolution under a plan of reorganization to be voted upon by the debtor's creditors and stockholders and confirmed by the Bankruptcy Court. Financial schedules filed by the debtor as of the date of the filing showed that liabilities exceeded assets by approximately $800,000. Differences between amounts shown by the debtor and claims filed by creditors were investigated and resolved. The amount and settlement terms for such disputed liabilities were subject to allowance by the Bankruptcy Court. Ultimately the adjustment of all liabilities of the debtor was subject to the Bankruptcy Court plan of reorganization confirmed May 5, 1998.

Under the Bankruptcy Code, the debtor may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. BBI rejected all of its leases and contracts other than an employment agreement with one officer, which contract was assigned to, and assumed by the Company. All assets of the debtor have either been sold or written down to net realizable value. Based on such values, both the Company and BBI have determined that none of BBI's assets were distributable to the Company.

Upon the filing of its Chapter 11 petition, the accounts of BBI were no longer consolidatable with that of the Company. During the year ended June 29, 1997, the Company recorded a gain on the deconsolidation of $786,269, measured by the net deficit in the subsidiary at the time of filing. The carrying value of the Company's investment in BBI had previously been written down to zero. Subsequent to June 29, 1997, the Company agreed to settle an obligation arising from its limited guarantee of a BBI lease by agreeing to pay $30,000 to the claimant landlord in exchange for a complete release of all claims by the landlord against BBI and the Company. Such claims by the landlord totaled $478,000 against BBI, of which the Company was liable for up to $180,000. The $30,000 liability payable to the landlord in satisfaction of the Company's contingent obligation as limited guarantor was accrued at June 29, 1997. Additionally, the Company paid $53,000 to BBI as an additional settlement amount during the 52 week period ended June 28, 1998. In addition, a release of all claims by BBI against the Company was sought in the bankruptcy proceedings. Bankruptcy Court approval was required for releases given either to or from BBI. Such release was granted on the confirmed petition. Further, as part of negotiated revisions to BBI's plan of reorganization, the Company could have agreed to settle other claims against BBI and/or make payments to or on behalf of BBI and/or issue shares of the Company's common stock to BBI's creditors. No such items were agreed to by the Company on the confirmed petition.

The release by BBI of all claims it may have had against the Company included a release of a possible claim which arose subsequent to the filing of the bankruptcy petition by BBI. Such possible claim had arisen from unaudited financial information previously filed with the Bankruptcy Court. Such unaudited financial information erroneously reported an intercompany receivable due from the Company to BBI in the amount of $220,000. The Company has determined that such receivable should not have been reported as outstanding in reports to the Bankruptcy Court as it should properly have been offset by or deemed paid by amounts in excess of $6,000,000 loaned to and/or invested in BBI by the Company. No such claim was made against the Company by the Creditors' Committee.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE E--PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of furniture, fixtures and equipment, net of accumulated depreciation of $60,023 as of June 28, 1998.


NOTE F--EQUITY INVESTMENTS

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

In July 1996, the Company received a loan of $224,150 to cover a working capital shortfall. Under the agreement, the Company had the right to either repay the advance without interest or to transfer to the lender all of the Company's rights and interests in the common stock of CM Franchise Corp. and warrants to purchase additional shares of such common stock it acquired in December 1995. The Company transferred the rights and interests in satisfaction of the loan on September 29, 1996. As a result, the Company recorded a $44,406 gain on this transaction (see Note G[2]).


NOTE G--RELATED PARTY TRANSACTIONS

[1]    DEMAND LOANS PAYABLE TO STOCKHOLDERS:

       Since December 23, 1996, the Company has received cash advances in the form of demand loans from three of its stockholders bearing interest at 8% per annum. Amounts due to stockholders at June 28, 1998 were $495,947 including accrued interest of $30,696.

[2]    TRANSFER OF EQUITY INTEREST IN SATISFACTION OF STOCKHOLDER LOAN:

       In July 1996, pursuant to an agreement negotiated between Selig A. Zises and Kevin R. Greene, Chairman of the Board of Directors of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall which was subsequently repaid (see Note F).


NOTE H--COMMITMENTS AND CONTINGENCIES

[1]    TERMS AND PREFERENCES OF PREFERRED STOCK:

       The Series A-1 preferred stock pays no dividends or interest and is not convertible into common stock. It has a liquidation preference of $.001 per share, is redeemable at $.001 per share and votes on the basis of one vote per share with the holders of the common stock, as a single class, on all matters presented to stockholders.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE H--COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]    LEGAL SETTLEMENT--ISSUANCE OF COMMON STOCK:

       The Company was one of several defendants in a lawsuit with a former officer, director and stockholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 650,000 shares of the Company's common stock to the plaintiff and his designee. Accordingly, the Company recorded a noncash expense of $570,000 which appeared as "Legal Settlement, noncash" in the consolidated statements of operations for the 52 weeks ended June 30, 1996. Such noncash expense was based on the market value of the Company's common stock at the time of issuance.

       The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 650,000 shares. The Company may satisfy the guarantee by a cash payment or issuance to the holders of an additional 213,333 common shares currently being held by an escrow agent. Such shares have been issued, but are not included in the accompanying statements of changes in capital deficit. The agreement further provides for the Company to receive 67% of the excess over $650,000, if any, of proceeds received by the plaintiff and his designee from market sales of the shares. For the 52 weeks ended June 29, 1997, the Company recognized an additional obligation and expense of $80,000 related to the settlement arising from its agreement to guarantee the shortfall.

[3]    LEASE COMMITMENTS:

       The Company presently has no operating lease commitments. The Company currently occupies office space on a month-to-month basis in premises leased by an entity controlled by certain of the Company's principal stockholders. Rent expense for store and office leases approximated $596,000 for the 52 weeks ended June 29, 1997. There was no rent expense for the 52 weeks ended June 28, 1998.


NOTE I--STOCK OPTION PLANS

In December 1991 and October 1994, the Company established the 1991 Nonqualified Stock Option Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 700,000 and 500,000 shares, respectively, of the Company's common stock could be issued to officers, directors, employees and independent contractors of the Company upon the exercise of options granted under the Plans. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The Committee has authority, subject to the terms of the Plans to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of June 28, 1998, an aggregate of 770,000 shares remain available for future grant of options under the Plans.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE I--STOCK OPTION PLANS  (CONTINUED)

Nonqualified stock option activity has been as follows:


                                                                                                         EXERCISE
                                                                                        NUMBER OF          PRICE
                                                                                         SHARES          PER SHARE
                                                                                        ---------        ---------

      Outstanding at July 1, 1996, of which 466,667 were exercisable                      590,000      $.75 to $2.31

      Granted:
         Conditional, subsequently forfeited                                               80,000      $1.25 to $2.00
         Fully vested at year-end                                                         430,000           $.05

      Cancelled and/or forfeited:
         Outstanding, beginning of period                                                (590,000)     $.75 to $2.31
         Granted during the period                                                        (80,000)     $1.25 to $2.00
                                                                                          -------

      Outstanding and exercisable at June 29, 1997 and June 28, 1998                      430,000           $.05
                                                                                          -------
                                                                                          -------


Pursuant to the Plans, the exercise price of shares is determined by the Committee at the time of grant but may not be less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock at the date of grant. All options granted prior to the 430,000 options exercisable at June 29, 1997 have exercise prices which approximated the then current fair market value. The term of an option may not exceed 10 years from the date of grant. Unless otherwise determined by the Committee, options granted vest and become exercisable at a rate of at least 33% per year from the date of grant.

On February 1, 1997, the Company granted nonqualifying options to purchase 430,000 shares, exercisable at $.05 per share, which price exceeded the market price of the Company's shares at the date of grant. At June 29, 1997, all of such options were fully vested. Of such options, all of which are held by a former officer of the Company, 280,000 may be exercised until January 31, 2003 and 150,000 may be exercised until June 30, 2003. Such exercise rights survived the termination of the officer/employee's employment and also survive the merger, corporate reorganization or acquisition of the Company.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee and compensatory stock options. Under APB 25, because the exercise price of the Company's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement
No. 123. The fair value of nonconditional options granted in fiscal 1997 was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted average assumptions:

      Weighted average expected life of options       4.0
      Risk-free interest rate                         6.0%
      Dividend yield                                  0.0%
      Volatility factor                             160.0%


SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE I--STOCK OPTION PLANS  (CONTINUED)

No options were granted in 1998. The conditional options granted in 1997, which were to vest incrementally in proportion to the number of Building Blocks franchises sold by BBFC, were not susceptible of fair value measurement due to the impossibility of quantifying the likelihood of their being exercised; accordingly, they are not considered to be stock options giving rise to compensation expense as defined by the Statement No. 123. Such options were forfeited in fiscal 1997 due to the termination of their holders' employment. Under the Black-Scholes option pricing model used by the Company, the 430,000 options granted on February 1, 1997 each had a fair value of $.05.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, if compensation cost had been determined on the basis of the Statement No. 123 for the nonconditional options issued in fiscal 1997, net loss and loss per share (both basic and diluted) would have changed as follows:


                                                   JUNE 28, 1998                     JUNE 29, 1997
                                              ------------------------         ------------------------
                                              REPORTED       PRO FORMA         REPORTED       PRO FORMA
                                              --------       ---------         --------       ---------
       Net loss                             $ (373,589)     $ (373,589)      $(1,435,906)    $(1,457,406)
                                            ----------      ----------       -----------     -----------
                                            ----------      ----------       -----------     -----------
       Loss per share                          $(.04)          $(.04)           $(.16)          $(.16)
                                            ----------      ----------       -----------     -----------
                                            ----------      ----------       -----------     -----------


NOTE J--INCOME TAXES

The Company files a consolidated federal tax return including all of its subsidiaries. Consolidated taxable losses in fiscal 1998 and 1997 provided no income tax benefits in either year. The Company has not yet filed its tax returns for the six months ended December 31, 1998. However, no federal income tax was incurred in 1998 and all of the state tax liabilities are for minimum taxes and have been accrued as applicable.

At June 28, 1998, the Company has net operating loss carryforwards of approximately $3,270,000 available for federal and state income tax purposes expiring over the next five to fifteen years, depending on the jurisdiction. Such loss carryforwards give rise to a deferred tax asset of $1,440,000 at June 28, 1998, all of which is offset by an equivalent valuation allowance. The valuation allowance increased by $136,000 and $229,000 during fiscal 1998 and 1997, respectively (see Note M).


NOTE K--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In fiscal 1997, the Company had the following noncash investing and financing activities: issued common stock with a fair value of $570,000 in partial settlement of a liability; distributed an equity investment as repayment of a $224,150 loan from a stockholder; and wrote off property and equipment with a net book value of $330,776. No income taxes were paid during fiscal 1998 or 1997. The Company paid interest expense of $3,333 in fiscal 1997. No interest was paid during fiscal 1998.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JUNE 28, 1998

NOTE L--STORE CLOSING AND OTHER EXPENSES

Store closing and other expenses during the fifty-two week period ended June 29, 1997 consist of:

      Disposition of property and equipment including related costs of $52,762   $ 212,712
      Write-off of leasehold improvements                                          170,826
      Write-off of goodwill                                                        136,882
                                                                                 ---------

                                                                                 $ 520,420
                                                                                 ---------
                                                                                 ---------



NOTE M--SUBSEQUENT EVENTS

On February 25, 1999, the Company signed a letter of agreement ("Letter") by which it would be the target in a reverse takeover acquisition. The Letter calls for the payment, forgiveness or conversion to equity or stock purchase options of substantially all of the Company's liabilities. Other provisions of the Letter include a reverse stock split and revision of the corporate articles of incorporation and by-laws. If the contemplated transaction is completed, the federal net operating loss carryforward in any one year will be severely limited in accordance with Internal Revenue Code Section 382 regarding changes in ownership of more than 50%. As a result, any federal net operating loss carryforwards and the benefits attributable to them will be insignificant.