Form 10KSB40
period 1998-12-31
SPECIALTY RETAIL GROUP INC
filed 1999-04-28
CIK 824109

\

                                 FORM 10-KSB(T)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         ( )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         (X)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from June 29, 1998 to December 31, 1998

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

               477 MADISON AVENUE, 14TH FLOOR, NEW YORK, NY 10022
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

            The Index to Exhibits appears at Page 19.

            For the transitional period ended December 31, 1998, the Issuer had revenues of $0.

            The aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding voting stock are affiliates), computed by reference to the average bid and asked prices of such stock as of April 1, 1999, was $171,866.

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

            The Company had approximately $3,675 of assets and had current liabilities of approximately $883,871 at December 31, 1998 after paying $25,000 due to or on behalf of Building Blocks in connection with the Plan. The Company may be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note H-2 to the financial statements included herewith.

            The Company did not receive any cash or other benefit

(including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks under the Plan. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At December 31, 1998, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $517,865. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

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

ITEM 2. DESCRIPTION OF PROPERTIES

            The Company occupies approximately 100 square-feet of executive office space in a suite of offices at 447 Madison Avenue, New York, NY 10022 which is leased by an entity controlled by certain of the Company's principal stockholders. This occupancy is on an at-will basis.

ITEM 3. LEGAL PROCEEDINGS

            FASHION MALL PARTNERS, L.P. V. BUILDING BLOCKS, INC., CITY COURT
- WESTCHESTER, NEW YORK, COMMENCED SEPTEMBER 26, 1996.

            The Company guaranteed up to $180,000 of rent payments under a lease to Building Blocks. The landlord subsequently filed a Proof of Claim with the Bankruptcy Court in the amount of approximately $480,000. The landlord agreed to settle this claim and the suit for a payment of $30,000, and on June 8, 1998, the Company paid $25,000 and Building Blocks paid $5,000 to the landlord.

            PETER SAYET V. INSTITUTE FOR LABORATORY MEDICINE, INC.,ILM ACQUISITION L.P., M.P. PARTNERS L.P., ILM ACQUISITION CORPORATION, LSJM PARTNERS L.P., ILM N CORPORATION, FOREST HILL CAPITAL CORPORATION, HEALTHCARE VENTURE MANAGEMENT CORPORATION, SELIG ZISES, GLENN MEYERS AND LAURENCE LURIE.

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

            Pursuant to the terms of the Settlement Agreement, in the event that the holders of the 650,000 Shares (the "Selling Stockholders") sell any Shares for more than $1.00 per Share, the Company shall receive 67% of such excess (the "Company Proceeds"). The Settlement Agreement also provides for a "Price Protection Pool" which shall be equal to the sum of: (i) $160,000 and (ii) 25% of the Company Proceeds. If, after the sale of all of the 650,000 Shares by the Selling Stockholders, in bona fide open market transactions, the Selling Stockholders realize gross proceeds of less than $650,000 (the "Shortfall") the Company will be required to either pay the Shortfall to the Selling Stockholders, up to the amount of the Price Protection Pool, or issue to the Selling Stockholders that number of the contingently issuable shares which have a market value equal to the Shortfall, up to a maximum of 213,333 shares. The aforesaid 213,333 contingently isssuable shares have been reserved for issuance and registered in the name of an Escrow Agent. The Company currently anticipates that its obligation under the guarantee would be satisfied by the delivery of the required number of escrowed Shares which delivery would be in complete satisfaction of the Company's obligation under the Settlement Agreement.

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

            None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Common Stock was quoted on the NASDAQ SmallCap System from July 1, 1996 through November 27, 1996, and on the OTC Bulletin Board since November 27, 1996 under the symbol "SRGC". The following table sets forth the high and low sales prices on the NASDAQ SmallCap System and on the OTC Bulletin Board as reported by NASDAQ and the OTC Bulletin Board, respectively, for the periods indicated:

Period                                                      High        Low
------                                                      ----        ---

December 30, 1996 - March 30, 1997                          .07         .015
March 31, 1997 - June 29, 1997                              .17         .02
June 30, 1997 - September 29, 1997                          .08         .03
September 30, 1997 - December 28, 1997                      .04         .01
December 29, 1997 - March 29, 1998                          .05         .01
March 30, 1998 - June 28, 1998                              .06         .03
June 29, 1998 - September 30, 1998                          .015        .01
October 1, 1998 - December 31, 1998                         .02         .01

            On April 1, 1999 there were approximately 230 holders of record of the Company's Common Stock and one holder of record of the Company's Series A-1 Preferred Stock.

            The Company has never paid dividends on the Common Stock or on the Series A-1 Preferred Stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Set forth below is a discussion of (1) the Company's lack of liquidity and capital resources; (2) the significant factors affecting the operating results of discontinued operations (i.e., those of Building Blocks and BBFC) for the six months ended December 31, 1998 ("Fiscal 1998") and the six months ended December 31, 1997 ("Prior Period"); and (3) the items set forth under other income (expense) in the Consolidated Statements of Operations included in the Company's financial statements. These discussions should be read in conjunction with the financial statements and notes thereto.

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

            The principal operating subsidiary of the Company during Fiscal 1997 (through January 31, 1997) was Building Blocks, which the Company acquired on April 13, 1993 and which thereafter operated a chain of specialty retail toy stores.

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

            At December 31, 1998, the Company had only limited cash and had current liabilities of approximately $883,871. The Company may also be required, at some future date, to issue up to 213,333 shares of its Common Stock pursuant to the settlement agreement described in "Item 3. Legal Proceedings." In connection with this obligation, the Company has recorded a non-current liability on its books in the amount of $80,000, measured by the difference between the settlement amount of $650,000 and the market value of the shares actually issued on August 22, 1996 as part of the settlement. See Note H-2 to the Consolidated Financial Statements.

            The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its capital stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At December 31, 1998 the advances from stockholders (which are included in the current liabilities described above) aggregated $467,251 plus accrued interest of $50,614. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

            As a result of these matters, the reports of the Company's auditors on the Company's December 31, 1998, June 28, 1998 and June 29, 1997 financial statements contain "going concern" explanatory paragraphs.

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

            The options granted to the creditors of the Company are exercisable at $.10 per share for a period expiring on the earlier of three years from the date of grant or 181 days after the closing of the capital infusion.

            The Purchasers, upon completion of the equity infusion, will designate the directors and officers of the Company. The Purchasers have indicated their intention to use the proceeds of the capital infusion to attempt to acquire an operating manufacturing business which the Purchasers believe can be made more profitable by the application of certain manufacturing and other business principles which an affiliate of TBM Capital II has developed. The Purchasers intend to return the money invested in the capital infusion (net of any difference between income received from the temporary investment of the proceeds and operating expenses incurred) if the Company has not acquired an operating business within two years.

            Additional options to acquire, at the price per share in the capital infusion, will be granted to the Purchasers and their designers and to Seymour Zises, the sole director of the Company (collectively, the "Warrants"). The Warrants to be granted to the Purchasers are in consideration of the development of the investment strategy, their services and time in connection with the letter agreement and the know-how they are providing to the Company. The Warrant to be granted to Seymour Zises is in consideration of his assuming responsibility for a portion of a contingent liability of the Company and for undisclosed liabilities of the Company and his agreements to advance certain expenses of the Company in connection with the proposed transactions and, in certain circumstances, to reimburse the Purchasers for their expenses of the transaction in the event the transaction contemplated by the letter agreement does not occur.

            The Warrants will entitle the holders, for a period of 10 years, to acquire at the capital infusion price per share, shares of Common Stock. In the case of the Purchasers the Warrant is for 20% of the outstanding Common Stock, fully diluted at the time of consummation of the initial acquisition of an operating manufacturing business. In the case of Seymour Zises, the Warrant is for 1% of such diluted Common Stock on the same terms as the Purchasers' Warrant.

            As a condition of the closing of the capital infusion, Mr. Zises and his wife will also confirm that they have relinquished their rights under $289,750 of promissory notes from the Company to them.

RESULTS OF DISCONTINUED OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE PRIOR PERIOD

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            For six months and fifty-two weeks ended December 31, 1998 and June 28, 1998 the Company recorded selling, general and administrative expenses of $25,022 and $293,133, respectively. The decrease was due primarily to the elimination of salaries for employees.

OTHER INCOME (EXPENSE)

            The Company had interest income of $17 in Fiscal 1998 and $16 in the Prior Period, earned principally on interest-bearing cash accounts. In Fiscal 1998 and the Prior Period, $19,918 and $9,445, respectively, of interest expense was incurred, principally on stockholder loans.

            The settlement of the guarantor obligation related to the bankrupt subsidiary represents the amount payable by the Company to a landlord in settlement of a Building Blocks store lease on which the Company was a limited guarantor.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents..................................................................F-1

Independent Auditors' Report..............................................F-2

Independent Auditor's Report..............................................F-3

Consolidated Balance Sheets at December 31, 1998 and June 28, 1998........F-4

Consolidated Statements of Operations for the Six Months Ended
      December 31, 1998 and the 52 Week Periods Ended June 28,
      1998 and June 29, 1997 .............................................F-5

Consolidated Statements of Changes in Capital Deficit for the Six
      Months Ended December 31, 1998 and the 52 Week Periods
      Ended June 28, 1998 and June 29, 1997...............................F-6

Consolidated Statements of Cash Flows for the Six Months Ended
      December 31, 1998 and the 52 Week Periods Ended June 28,
      1998 and June 29, 1997..............................................F-7

Notes to Financial Statements.............................................F-8

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

            Based solely on a review of Forms 3 and 4 (and amendments thereto) furnished to the Company during its fiscal period from June 29, 1998 through December 31, 1998, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was an officer or director of the Company or the beneficial owner of more than 10% of its outstanding Preferred Stock or Common Stock, and who, during the prior or previous fiscal years, failed to file on a timely basis reports as required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

            No person who was an operating officer of the Company at December 31, 1998 received annual salary and bonus, which, in the aggregate, exceeded $100,000 for the fiscal period from June 29, 1998 through December 31, 1998.

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

            The Company has no SAR's outstanding. No stock options were exercised by any executive officer during the fiscal period from June 29, 1998 through December 31, 1998.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the period from December 23, 1996 through December 31, 1998, the Company borrowed an aggregate of $467,251 from Cathy Zises, Selig Zises, and Seymour Zises. All such loans bear interest at 8% per annum.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            See "Index to Exhibits."

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

(b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the period from June 29, 1998 through December 31, l998.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 23, 1999                     SPECIALTY RETAIL GROUP, INC.


                                          By: /s/ SEYMOUR W. ZISES
                                              -----------------------------
                                              Seymour W. Zises, Director

            In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/ SEYMOUR W. ZISES                April 23, 1999
            ------------------------
            Seymour W. Zises
            Director

                                INDEX TO EXHIBITS

                                                                  Sequentially
    Exhibit                                                         Numbered
      No.                       Description                          Pages
    -------                     -----------                       ------------

      3.1   Articles of Incorporation (incorporated by
            reference to the Registrant's Report on Form 8-K
            dated July 2, 1991)
      3.2   Amended and Restated By-Laws (incorporated by
            reference to Exhibit 3.2 to the Registrant's
            Report on Form 10-KSB for the year ended July 2,
            1995)
      10.1  1991 Non-Qualified Stock Option Plan
            (incorporated by reference to Exhibit 10.23 to
            the Registrant's Report on Form 10-KSB for the
            year ended June 30, 1992)
      10.2  1994 Stock Option Plan (incorporated by
            reference to Exhibit 10.2 to the Registrant's
            Report on Form 10-KSB for the year ended July 2,
            1995)
    10.8(a) Form of Promissory Notes from the Registrant
            to Selig Zises, Seymour Zises and Cathy Zises
            and list of notes issued through September 30,
            1997 (incorporated by reference to Exhibit 10.8
            to the Registrant's Report on Form 10-KSB for the
            year ended June 29, 1997)
    10.8(b) List of notes issued from October 1, 1997
            through December 31, 1998 (Incorporated by
            reference to Exhibit 10.8 to the Registrant's
            Report on Form 10-KSB for the year ended June 28,
            1999).
      16.1  Letter of Jeffrey M. Brinn, CPA pursuant to Item
            304(a)(3) of Regulation S-B (Incorporated by
            reference to Exhibit 16.1 filed with the
            Registrant's Report on Form 8-K for February 23,
            1999)
      21    Subsidiaries of Registrant
      23(a) Consent of Richard A. Eisner & Company, LLP
      23(b) Consent of Jeffrey M. Brinn, CPA
      27    Financial Data Schedule

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONTENTS

                                                                                                      Page
                                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                                                        F-2

   Independent auditor's report                                                                        F-3

   Balance sheets as of December 31, 1998 and June 28, 1998                                            F-4

   Statements of operations for the six months ended December 31, 1998
      and for the fifty-two weeks ended June 28, 1998 and June 29, 1997                                F-5

   Statements of changes in capital deficit for the six months ended December 31, 1998
      and for the fifty-two weeks ended June 28, 1998 and June 29, 1997                                F-6

   Statements of cash flows for the six months ended December 31, 1998
      and for the fifty-two weeks ended June 28, 1998 and June 29, 1997                                F-7

   Notes to financial statements                                                                       F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Specialty Retail Group, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Specialty Retail Group, Inc. and subsidiaries as of December 31, 1998 and June 28, 1998 and the related consolidated statements of operations, changes in capital deficit and cash flows for the six months ended December 31, 1998 and fifty-two weeks ended June 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Specialty Retail Group, Inc. and subsidiaries as of December 31, 1998 and June 28, 1998, and the consolidated results of their operations, and their consolidated cash flows for the six months ended December 31, 1998 and fifty-two weeks ended June 28, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note C to the financial statements, the Company has no remaining operating businesses. As set forth in the balance sheet as of December 31, 1998, the Company has total assets of $3,675 and a working capital deficit of $882,219. Such factors coupled with the lack of any revenue producing operations raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note C and Note N, management of the Company is seeking a business combination with an operating company. There can be no assurance that such merger can be accomplished. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.



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




                                                 /s/ Jeffrey M. Brinn
                                                 ---------------------------
                                                 Certified Public Accountant

South Huntington, New York
November 4, 1997

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,         JUNE 28,
                                                                                      1998               1998
ASSETS
Current assets:
   Cash                                                                       $           1,652   $           4,924
   Prepaid insurance                                                                                         19,258
                                                                              -----------------   -----------------

      Total current assets                                                                1,652              24,182

Property and equipment, net                                                               2,023               2,529
                                                                              -----------------   -----------------

                                                                              $           3,675   $          26,711
                                                                              -----------------   -----------------
                                                                              -----------------   -----------------

LIABILITIES
Current liabilities:
   Accounts payable                                                           $         363,999   $         364,215
   Corporation taxes payable                                                              2,007               1,822
   Demand loans payable to stockholders                                                 517,865             495,947
                                                                              -----------------   -----------------

      Total current liabilities                                                         883,871             861,984

Other liabilities:
   Legal settlement                                                                      80,000              80,000
                                                                              -----------------   -----------------

                                                                                        963,871             941,984
                                                                              -----------------   -----------------

Commitments and contingencies

CAPITAL DEFICIT
Preferred stock; 15,000,000 shares authorized; $.001 par value
   Series A-1 preferred stock: 10,000,000 shares authorized;
      2,394,130 shares issued and outstanding                                             2,394               2,394
Common stock; 100,000,000 shares authorized; $.001 par value;
   9,324,738 shares issued                                                                9,325               9,325
Additional paid-in capital                                                           11,573,570          11,573,570
Accumulated deficit                                                                 (12,369,821)        (12,324,898)
Treasury stock, 240,500 common shares, at cost                                         (175,664)           (175,664)
                                                                              -----------------   -----------------

                                                                                       (960,196)           (915,273)
                                                                              -----------------   -----------------


                                                                              $           3,675   $          26,711
                                                                              -----------------   -----------------
                                                                              -----------------   -----------------

SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           SIX MONTHS
                                                                              ENDED               FIFTY-TWO WEEKS ENDED
                                                                           DECEMBER 31,          JUNE 28,           JUNE 29,
                                                                               1998                1998               1997
Results of discontinued operations:
   Net sales                                                                                                 $      2,457,846
   Cost of sales                                                                                                    1,602,663
                                                                                                             ----------------
Gross profit                                                                                                          855,183
                                                                                                             ----------------
Operating costs:
   Selling, general and administrative expenses                           $       25,022     $     293,133          2,587,603
   Store closing costs and related expenses (Note L)                                                                  520,420
                                                                         ---------------     -------------   ----------------
                                                                                  25,022           293,133          3,108,023
                                                                         ---------------     -------------   ----------------

Loss from operations                                                             (25,022)         (293,133)        (2,252,840)
Other income (expenses):
   Gain on sale of equity investment (Notes F and G[2])                                                                44,406
   Gain on sale of franchising subsidiary (Note C)                                                                     43,224
   Interest expense, net of income of $17, $32 and $1,624                        (19,901)          (27,456)            (1,709)
   Other income                                                                                                        54,744
   Settlement of guarantor obligation related to bankrupt
      subsidiary (Note D)                                                                          (53,000)           (30,000)
   Legal settlement, noncash (Note H[2])                                                                              (80,000)
   Gain on deconsolidation of bankrupt subsidiary (Note D)                                                            786,269
                                                                         ---------------     -------------   ----------------

NET LOSS                                                                  $      (44,923)     $   (373,589)  $     (1,435,906)
                                                                          ---------------     -------------  ----------------
                                                                          ---------------     -------------  ----------------
NET LOSS PER SHARE (NOTE B[10]):
   Basic and diluted                                                      $          NIL      $       (.04)  $           (.16)
                                                                          ---------------     -------------  ----------------
                                                                          ---------------     -------------  ----------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (NOTE B[10]):
      Basic and diluted                                                        9,084,238         9,084,238          8,991,635
                                                                          ---------------     -------------  ----------------
                                                                          ---------------     -------------  ----------------

SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT

                                                       PREFERRED STOCK                  COMMON STOCK
                                                NUMBER OF                      NUMBER OF
                                                  SHARES          AMOUNT         SHARES          AMOUNT
BALANCE - JULY 1, 1996                          2,394,130       $     2,394      8,674,738     $     8,675
Shares issued for legal settlement
   (Note H[2])                                                                   650,000             650
Net loss
                                             ------------       -----------    -----------     -----------
BALANCE - JUNE 29, 1997                         2,394,130             2,394      9,324,738           9,325
Net loss
                                             ------------       -----------    -----------     -----------
BALANCE - JUNE 28, 1998                         2,394,130             2,394      9,324,738           9,325
Net loss
                                             ------------       -----------    -----------     -----------
BALANCE - DECEMBER 31, 1998                     2,394,130       $     2,394      9,324,738     $     9,325
                                             ------------       -----------    -----------     -----------
                                             ------------       -----------    -----------     -----------

                                               ADDITIONAL
                                                PAID-IN            ACCUMULATED         TREASURY
                                                CAPITAL             DEFICIT             STOCK              TOTAL
BALANCE - JULY 1, 1996                      $  11,004,220       $  (10,515,403)     $   (175,664)     $     324,222
Shares issued for legal settlement
   (Note H[2])                                    569,350                                                   570,000
Net loss                                                            (1,435,906)                          (1,435,906)
                                            -------------      ---------------       ------------      -------------
BALANCE - JUNE 29, 1997                        11,573,570          (11,951,309)         (175,664)          (541,684)
Net loss                                                              (373,589)                            (373,589)
                                            -------------      ---------------       ------------      -------------
BALANCE - JUNE 28, 1998                        11,573,570          (12,324,898)         (175,664)          (915,273)
Net loss                                                               (44,923)                             (44,923)
                                            -------------      ---------------       ------------      -------------
BALANCE - DECEMBER 31, 1998                 $  11,573,570      $   (12,369,821)     $   (175,664)     $    (960,196)
                                            -------------      ---------------       ------------      -------------
                                            -------------      ---------------       ------------      -------------

SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           SIX MONTHS
                                                                              ENDED               FIFTY-TWO WEEKS ENDED
                                                                           DECEMBER 31,         JUNE 28,            JUNE 29,
                                                                               1998               1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $    (44,923)       $   (373,589)       $ (1,435,906)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                            506                 724              47,674
        Write-off of goodwill                                                                                        136,882
        Loss on disposal of equipment and write-off of
           leasehold improvements                                                                                    330,776
        Gain attributable to equity investment                                                                       (44,406)
        Gain on sale of subsidiary                                                                                   (43,224)
        Gain on deconsolidation of bankrupt subsidiary                                                              (786,269)
        Legal settlement                                                                                              80,000
        Changes in:
           Inventory                                                                                                 846,777
           Other current assets                                               19,258              (1,349)             86,863
           Other assets                                                                                               89,027
           Accounts payable                                                   19,887              38,503             (46,514)
           Lease guarantee settlement payable                                                    (30,000)             30,000
                                                                          ----------        ------------        ------------

              Net cash used in operating activities                           (5,272)           (365,711)           (708,320)
                                                                          ----------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash of bankrupt subsidiary at date of bankruptcy                                                                 (64,541)
   Expenditures for property and equipment, net                                                                       (3,614)
   Proceeds from sale of subsidiary, net                                                                              43,224
                                                                                                                ------------

              Net cash used in investing activities                                                                  (24,931)
                                                                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from stockholders                                                     2,000             338,479             378,401
                                                                        ------------        ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,272)            (27,232)           (354,850)
Cash and cash equivalents, beginning of period                                 4,924              32,156             387,006
                                                                        ------------        ------------        ------------
CASH, END OF PERIOD                                                     $      1,652        $      4,924        $     32,156
                                                                        ------------        ------------        ------------
                                                                        ------------        ------------        ------------



SEE NOTES TO FINANCIAL STATEMENTS

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE A - THE COMPANY

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

As discussed in Notes C and D, as of January 31, 1997, the Company had sold or discontinued all business operations and its former subsidiary, Building Blocks, Inc., ("BBI"), filed and was granted a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and was subsequently dissolved. The only current operations of the Company constitute maintaining a business office and complying with its reporting obligations as a publicly owned company. The Company is seeking opportunities for business combinations (see Note N).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


       line method over 15 years. Due to BBI's bankruptcy and the sale of BBFC, the Company determined that goodwill had no future value and wrote off the balance of $136,882 at December 29, 1996.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

[9]    INCOME TAXES:

       The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires the use of the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred income tax benefit or expense is measured by the change in deferred income tax assets or liabilities during the year. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date (see Notes J and N).

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


       December 31, 1998.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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


NOTE C - GOING CONCERN

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

The Company, which has no other business operations, is seeking to identify an operating business with which to effectuate a business combination. At December 31, 1998 and June 28, 1998, the Company has $3,675 and $26,711, respectively, of assets and $883,871 and $861,984, respectively, of liabilities, excluding $80,000 of liabilities which are payable through the issuance of 213,333 shares of common stock (see Note H[2]). The Company has been receiving cash advances in the form of demand loans from three of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At December 31, 1998 and June 28, 1998, such advances (which are included in the liabilities described above) aggregated $467,251 and $465,251, respectively, plus accrued interest of $50,614 and $30,696, respectively. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998

NOTE D - BANKRUPTCY OF BBI SUBSIDIARY

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

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE E - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of furniture, fixtures and equipment, net of accumulated depreciation of $60,529 and $60,023 as of December 31, 1998 and June 28, 1998, respectively.


NOTE F - EQUITY INVESTMENTS

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


NOTE G - RELATED PARTY TRANSACTIONS

[1]    DEMAND LOANS PAYABLE TO STOCKHOLDERS:

       Since December 23, 1996, the Company has received cash advances in the form of demand loans from three of its stockholders bearing interest at 8% per annum. The total amounts due to stockholders at December 31, 1998 and June 28, 1998 were $517,865 and $495,947, respectively, including accrued interest of $50,614 and $30,696, respectively.

[2]    TRANSFER OF EQUITY INTEREST IN SATISFACTION OF STOCKHOLDER LOAN:

       In July 1996, pursuant to an agreement negotiated between Selig A. Zises and Kevin R. Greene, Chairman of the Board of Directors of the Company, the Company received $224,150 from Mr. Zises to cover a working capital shortfall which was subsequently repaid (see Note F).


NOTE H - COMMITMENTS AND CONTINGENCIES

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

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998

NOTE H - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]    LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK:

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

[3]    LEASE COMMITMENTS:

       The Company presently has no operating lease commitments. The Company currently occupies office space on a month-to-month basis in premises leased by an entity controlled by certain of the Company's principal stockholders. Rent expense for store and office leases approximated $596,000 for the 52 weeks ended June 29, 1997. There was no rent expense for the 52 weeks ended June 28, 1998 and six months ended December 31, 1998.


NOTE I - STOCK OPTION PLANS

In December 1991 and October 1994, the Company established the 1991 Nonqualified Stock Option Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 700,000 and 500,000 shares, respectively, of the Company's common stock could be issued to officers, directors, employees and independent contractors of the Company upon the exercise of options granted under the Plans. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The Committee has authority, subject to the terms of the Plans to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of December 31, 1998 and June 28, 1998, an aggregate of 770,000 shares remain available for future grant of options under the Plans.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE I - STOCK OPTION PLANS  (CONTINUED)

Nonqualified stock option activity has been as follows:

                                                                                       EXERCISE
                                                                     NUMBER OF           PRICE
                                                                      SHARES           PER SHARE
       Outstanding at July 1, 1996, of which 466,667
          were exercisable                                           590,000        $.75 to $2.31

       Granted:
          Conditional, subsequently forfeited                         80,000        $1.25 to $2.00
          Fully vested at year-end                                   430,000             $.05

       Cancelled and/or forfeited:
          Outstanding, beginning of period                          (590,000)        $.75 to $2.31
          Granted during the period                                  (80,000)       $1.25 to $2.00
                                                                 -----------

       Outstanding and exercisable at June 29, 1997,
          June 28, 1998 and December 31, 1998                        430,000            $.05
                                                                ------------
                                                                ------------


Pursuant to the Plans, the exercise price of shares is determined by the Committee at the time of grant but may not be less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock at the date of grant. All options granted prior to the 430,000 options exercisable at June 29, 1997 have exercise prices which approximated the then current fair market value. The term of an option may not exceed 10 years from the date of grant. Unless otherwise determined by the Committee, options granted vest and become exercisable at a rate of at least 33 1/3% per year from the date of grant.

On February 1, 1997, the Company granted nonqualifying options to purchase 430,000 shares, exercisable at $.05 per share, which price exceeded the market price of the Company's shares at the date of grant. At June 29, 1997, all of such options were fully vested. Of such options, all of which are held by a former officer of the Company, 280,000 may be exercised until January 31, 2003 and 150,000 may be exercised until June 30, 2003. Such exercise rights survived the termination of the officer/employee's employment and also survive corporate reorganization or acquisition of the Company.

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE I - STOCK OPTION PLANS  (CONTINUED)

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

   Weighted average expected life of options                    4.0
   Risk free interest rate                                      6.0%
   Dividend yield                                               0.0%
   Volatility factor                                          160.0%

No options were granted during the fifty-two weeks ended June 28, 1998 or six months ended December 31, 1998. The conditional options granted in 1997, which were to vest incrementally in proportion to the number of Building Blocks franchises sold by BBFC, were not susceptible of fair value measurement due to the impossibility of quantifying the likelihood of their being exercised; accordingly, they are not considered to be stock options giving rise to compensation expense as defined by the Statement No. 123. Such options were forfeited in fiscal 1997 due to the termination of their holders' employment. Under the Black-Scholes option pricing model used by the Company, the 430,000 options granted on February 1, 1997 each had a fair value of $.05.

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

                                DECEMBER 31,                      JUNE 28,                             JUNE 29,
                                    1998                            1998                                 1997
                          REPORTED        PRO FORMA       REPORTED         PRO FORMA          REPORTED           PRO FORMA
  Net loss              $   (44,923)     $  (44,923)    $   (373,589)     $   (373,589)    $  (1,435,906)    $  (1,457,406)
                        ------------     -----------    -------------     -------------    --------------    --------------
                        ------------     -----------    -------------     -------------    --------------    --------------
  Loss per share        $      (.00)     $     (.00)    $       (.04)     $       (.04)    $        (.16)    $        (.16)
                        ------------     ------------   -------------     -------------    --------------    --------------
                        ------------     ------------   -------------     -------------    --------------    --------------


NOTE J - INCOME TAXES

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

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND JUNE 28, 1998


NOTE J - INCOME TAXES  (CONTINUED)

At December 31, 1998, the Company has net operating loss carryforwards of approximately $3,300,000 available for federal and state income tax purposes expiring over the next five to fifteen years, depending on the jurisdiction. Such loss carryforwards give rise to a deferred tax asset of $1,452,000 at December 31, 1998, all of which is offset by an equivalent valuation allowance. The valuation allowance increased by $11,000, $136,000 and $229,000 during the six months ended December 31, 1998 and fiscal 1998 and 1997, respectively (see Note N).


NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

In fiscal 1997, the Company had the following noncash investing and financing activities: issued common stock with a fair value of $570,000 in partial settlement of a liability; distributed an equity investment as repayment of a $224,150 loan from a stockholder; and wrote off property and equipment with a net book value of $330,776. No income taxes were paid during the six months ended December 31, 1998, fiscal 1998 or 1997. The Company paid interest expense of $3,333 in fiscal 1997. No interest was paid during the six months ended December 31, 1998 or fiscal 1998.


NOTE L - STORE CLOSING AND OTHER EXPENSES

Store closing and other expenses during the fifty-two week period ended June 29, 1997:


       Disposition of property and equipment including related costs of $52,762           $    212,712
       Write-off of leasehold improvements                                                     170,826
       Write-off of goodwill                                                                   136,882
                                                                                          ------------

                                                                                          $    520,420
                                                                                          ------------
                                                                                          ------------

NOTE M - SIX-MONTH PERIOD ENDED DECEMBER 28, 1997 (UNAUDITED)

The Company's unaudited financial statements for the comparable 26 week period ended December 28, 1997 showed as results of operations: revenues and gross profit of $0; and a net loss of $188,844. The basic and diluted net loss per share was $.02.


NOTE N - SUBSEQUENT EVENTS

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