Form 10QSB
period 1998-09-27
SPECIALTY RETAIL GROUP INC
filed 1999-05-03
CIK 824109

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1998 or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to ________ to ________

Commission File Number 0-18707

                          SPECIALTY RETAIL GROUP, INC.
        (Exact Name of Small Business Issuer as specified in its charter)


            FLORIDA                                       59-2824411
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

               477 Madison Avenue, 14th Floor, New York, NY 10022
                         (Address of principal offices)

                                 (212) 872-9600
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

On April 1, 1999, there were 9,084,238 shares of the issuer's Common Stock outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                      The Index to Exhibits Appears on Page 13

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

                                                                            PAGE


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Financial Statements
         as of September 27, 1998 .............................................3

            Consolidated Balance Sheet at September 27, 1998
            and June 30, 1998 (Unaudited) .....................................3

            Consolidated Statements of Operations for the thirteen-week periods ended September 27, 1998 and September 28, 1997
            (Unaudited)........................................................4

            Consolidated Statements of Cash Flows for the thirteen-week periods ended September 27, 1998 and September 28, 1997
            (Unaudited) .......................................................5

            Notes to Consolidated Financial Statements as of September 27, 1998
            (Unaudited)........................................................6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................9

         PART II - OTHER INFORMATION

                  Item 1 - Legal Proceedings..................................11

         Item 6 - Exhibits and Reports on Form 8-K............................11

         Signature............................................................12

 SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 27,        JUNE 28,
                                                                       1998               1998
                                                                    -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                            1,644             4,924
     Prepaid insurance                                                     --              19,258
                                                                    -----------       -----------
                    Total current assets                                  1,644            24,182
     Property & equipment, net                                            2,276             2,529
                                                                    -----------       -----------

                                                                          3,920            26,711
                                                                    ===========       ===========

LIABILITIES
Current liabilities:
     Accounts payable                                                   353,178           364,215
     Corporation taxes payable                                            1,822             1,822
     Demand loans payable to stockholders                               507,906           495,947
                                                                    -----------       -----------
                    Total current liabilities                           862,906           861,984
Other liabilities:
     Legal settlement                                                    80,000            80,000
                                                                    -----------       -----------
                                                                        942,906           941,984
                                                                    -----------       -----------
Committments and contingencies

CAPITAL DEFICIT
Preferred stock; 15,000,000 shares authorized; $.001 par value
     Series A-1 preferred stock: 10,000,000 shares authorized
     2,394,130 shares issued and outstanding                              2,394             2,394
Common stock; 100,000,000 shares authorized; $.001 par value
     9,324,738 shares issued and outstanding                              9,325             9,325
Additional paid-in capital                                           11,573,570        11,573,570
Accumulated deficit                                                 (12,348,611)      (12,324,898)
Treasury stock, 240,500 common shares, at cost                         (175,664)         (175,664)
                                                                    -----------       -----------
                                                                       (938,986)         (915,273)
                                                                    -----------       -----------
                                                                          3,920            26,711
                                                                    ===========       ===========

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THIRTEEN WEEKS ENDED
                                                          -----------------------------
                                                          SEPTEMBER 27,    SEPTEMBER 28
                                                              1998             1997
                                                           ----------       ----------
Results of discontinued operations:
Operating costs:
     Selling, general and administrative costs                 13,762           84,256
                                                           ----------       ----------
Loss from operations                                          (13,762)         (84,256)
Other income (expense):
     Interest expense, net of income of $8 and $18             (9,951)          (3,827)
                                                           ----------       ----------
Net loss                                                      (23,713)         (88,083)
                                                           ==========       ==========
Net loss per share:
     Basic and diluted                                            nil            (0.01)
                                                           ==========       ==========
Weighted average number of common shares outstanding:
     Basic and diluted                                      9,084,238        9,084,238
                                                           ==========       ==========

SPECIALTY RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                THIRTEEN WEEKS ENDED
                                                             ---------------------------
                                                             SEPTEMBER 27,  SEPTEMBER 28
                                                                 1998          1997
                                                               -------       -------
Cash flows from operating activities:
     Net loss                                                  (23,713)      (88,083)
     Adjustments to reconcile net loss to net cash used
         in operating activities
             Depreciation and amortization                         253           181
             Changes in:
                Other assets                                    19,258        10,550
                Accounts payable                                (1,078)       (3,912)
                                                               -------       -------

                    Net cash used in operating activities       (5,280)      (81,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from stockholders                                     2,000        88,000
                                                               -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (3,280)        6,736
Cash and cash equivalents, beginning of period                   4,924        32,156
                                                               -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         1,644        38,892
                                                               =======       =======

                          SPECIALTY RETAIL GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 27, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

With respect to the unaudited consolidated financial statements for the thirteen weeks ended September 27, 1998 and September 28, 1997, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

As discussed in Note B, the only current operations of the Company and its subsidiaries are the general and administrative costs related to maintaining a business office.

These statements should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 28, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.


NOTE B -  GOING CONCERN

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

The Company, which has no other business operations, is seeking to identify an operating business with which to effectuate a business combination. At September 27, 1998 and June 28, 1998, the Company has $3,920 and $26,711, respectively, of assets and $862,906 and $861,984, resepctively, of liabilities, excluding $80,000 of liabilities which are payable through the issuance of 213,333 shares of common stock. The Company has been receiving cash advances in the form of demand loans from three of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At

September 27, 1998 and June 28, 1998, such advances (which are included in the liabilities described above) aggregated $467,251 and $465,251, respectively, plus accrued interest of $40,655 and $30,696, respectively. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. Further, there is no assurance that any business combination can ever be effectuated. Any such combination may depend upon the Company's ability to reach settlements of its outstanding obligations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern.


NOTE C - COMMITMENTS AND CONTINGENCIES

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

[2]      LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK:

         The Company was one of several defendants in a lawsuit with a former officer, director and stockholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 650,000 shares of the Company's common stock to the plaintiff and his designee. Accordingly, the Company recorded a noncash expense of $570,000 which appeared as "Legal Settlement, noncash" in the consolidated statements of operations for the 52 weeks ended June 30, 1996. Such noncash expense was based on the market value of the Company's common stock at the time of issuance. During the 52 weeks ended June 29, 1997, the Company recorded any additional expense and liability for $80,000.

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

[3]      LEASE COMMITMENTS:

         The Company presently has no operating lease commitments. The Company currently occupies office space on a month-to-month basis in premises leased by an entity controlled by certain of the Company's principal stockholders. There was no rent expense for the 13 weeks ended September 27, 1998 or September 28, 1998.

NOTE D - SUBSEQUENT EVENTS

On February 25, 1999, the Company signed a letter agreement ("Letter") by which it would be the target in a reverse takeover acquisition. The Letter calls for the payment, forgiveness or conversion to equity or stock purchase options of substantially all of the Company's liabilities. Other provisions of the Letter include a reverse stock split and revision of the corporate articles of incorporation and by-laws. If the contemplated transaction is completed, the federal net operating loss carryforward in any one year will be severely limited in accordance with Internal Revenue Code Section 382 regarding changes in ownership of more than 50%. As a result, any federal net operating loss carryforwards and the benefits attributable to them will be insignificant.

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

         On January 31, 1997, Building Blocks filed a petition for relief under Chapter 11. In March 1998, a Reorganization Plan in the Chapter 11 proceeding was approved by creditors. Pursuant to the terms of the Plan, the Company has been released from all claims of Building Blocks and its creditors and has settled its liability as a guarantor of a Building Blocks store lease.

         The Company had approximately $3,920 of assets and had current liabilities of approximately $862,906 at September 27, 1998. The Company may be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note C(2) to the financial statements included herewith.

         The Company did not receive any cash or other benefit (including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks under the Plan. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At September 27, 1998, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $507,906. At September 27, 1998 there were no assurances as to the time or extent that the stockhlder advances and/or forbearance will continue.

         Through September 27, 1998 the Company has been attempting to attract an operating business with which to effectuate a business combination. At September 27, 1998, there was no assurance that any business combination could ever be effectuated.

                           PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

         Building Blocks was a defendant in a number of legal proceedings instituted by landlords of various former Building Blocks store locations, and the Company as a guarantor of one such lease was a defendant in the proceeding. These cases have been settled or the underlying debts have been discharged in the bankruptcy proceeding.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27   Financial Data Schedule

         (b) No reports on Form 8-K were required to be filed during the fiscal quarter ended September 27, 1998.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SPECIALTY RETAIL GROUP, INC.

Date:  April  28, 1999                 By: /s/ SEYMOUR W. ZISES
                                          ------------------------------------
                                          Seymour W. Zises, Director

                                INDEX TO EXHIBITS

NUMBER              EXHIBIT                                                 PAGE

27                  Financial Data Schedule