Form 10QSB
period 1999-03-31
SPECIALTY RETAIL GROUP INC
filed 1999-05-14
CIK 824109

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1999 or

|_| Transition report under Section 13 or 15(d) of the Exchange Act for the Transition period from to ________ to ________

Commission File Number 0-18707
                       -------

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

On April 1, 1999, there were 9,084,238 shares of the issuer's Common Stock outstanding excluding 213,333 contingently issuable shares held by an escrow agent.

                    The Index to Exhibits Appears on Page 12

                          SPECIALTY RETAIL GROUP, INC.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Consolidated Financial
        Statements as of March 31, 1999 .......................................3

               Consolidated Balance Sheets at March 31, 1999 and
                       December 31, 1998 ......................................3

               Consolidated Statements of Operations for the periods
                       ended March 31, 1999 and March 29, 1998 (Unaudited) ....4

               Consolidated Statements of Cash Flows for the
                       periods ended March 31, 1999 and
                       March 29, 1998 (Unaudited) .............................5

               Notes to Consolidated Financial Statements (Unaudited) .........6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................9

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ....................................10

        Signature ............................................................11

                          SPECIALTY RETAIL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,      December 31,
                                                          1 9 9 9         1 9 9 8
                                                          -------         -------
                                                        (Unaudited)      (Audited)
ASSETS

Current assets
   Cash                                                $         --    $      1,652
                                                       ------------    ------------

Total current assets                                             --           1,652

Property and equipment, net                                      --           2,023
                                                       ------------    ------------

TOTAL ASSETS                                           $         --    $      3,675
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                    $    391,853    $    363,999
   Corporation taxes payable                                  2,557           2,007
   Demand loans payable to stockholders                     528,222         517,865
                                                       ------------    ------------

Total current liabilities                                   922,632         883,871

Other liabilities:

   Legal settlement                                          80,000          80,000
                                                       ------------    ------------

Total liabilities                                         1,002,632         963,871
                                                       ------------    ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT

   Preferred Stock; 15,000,000 shares authorized;
      $.001 par value; Series A-1 preferred
      stock; 10,000,000 shares authorized; 2,394,130
      shares issued and outstanding                           2,394           2,394
   Common Stock; 100,000,000 shares authorized;
      $.001 par value; 9,324,738 shares issued                9,325           9,325
   Additional paid - in capital                          11,573,570      11,573,570
   Accumulated deficit                                  (12,412,257)    (12,369,821)
   Treasury stock - 240,500 common shares, at cost         (175,664)       (175,664)
                                                       ------------    ------------

Total stockholders' deficit                              (1,002,632)       (960,196)
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $         --    $      3,675
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                          SPECIALTY RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Quarter    Thirteen Weeks
                                                        Ended         Ended
                                                     -----------    -----------
                                                      March 31,      March 29,
                                                       1 9 9 9        1 9 9 8
                                                     -----------    -----------

Results of discontinued operations:

   Net sales                                         $        --    $        --
   Cost of sales                                              --             --
                                                     -----------    -----------

Gross profit                                                  --             --

Operating costs:

   Selling, general and administrative expenses           32,079         66,076
                                                     -----------    -----------

Loss from operations                                     (32,079)       (66,076)
                                                     -----------    -----------

Other expenses:

   Interest expense                                       10,357          8,400
   Settlement of guarantor obligation related to
      bankrupt subsidiary (Note D)                            --         53,000
                                                     -----------    -----------

Net loss                                             $   (42,436)   $  (127,476)
                                                     ===========    ===========

Net loss per share                                   $        --    $      (.01)
                                                     ===========    ===========

Weighted average number of common shares
   outstanding                                         9,084,238      9,084,238
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          SPECIALTY RETAIL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Quarter   Thirteen Weeks
                                                           Ended        Ended
                                                         ---------    ---------
                                                          March 31,   March 29,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------
Cash flows from operating activities:

   Net loss                                              $ (42,436)   $(127,476)
                                                         ---------    ---------

   Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization                       2,023          180

         Changes in:

            Other current assets                                --       11,714
            Accounts payable                                27,854      (14,893)
            Corporation taxes payable                          550       (4,620)
                                                         ---------    ---------

   Total adjustments                                        30,427       (7,619)
                                                         ---------    ---------

Net cash used in operating activities                      (12,009)    (135,095)
                                                         ---------    ---------

Cash flows from financing activities:

   Loans from stockholders                                  10,357      139,408
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents        (1,652)       4,313

Cash and cash equivalents, beginning of period               1,652       29,416
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $      --    $  33,729
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          SPECIALTY RETAIL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Specialty Retail Group, Inc. and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

With respect to the unaudited consolidated financial statements for the quarter ended March 31, 1999 and the thirteen weeks ended March 29, 1998, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

As discussed in Note B, the only current operations of the Company and its subsidiaries are the general and administrative costs related to maintaining a business office.

These statements should be read in conjunction with the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the transition period ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

NOTE B - GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.

On January 31, 1997, BBI filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Case No. 970-B-40684 (BRL)). The petition sought protection from creditors while BBI liquidated its inventory and fixtures. Such petition was confirmed on May 5, 1998. Effective January 28, 1997, the outstanding capital stock of BBFC, which owned the "Building Blocks" trademarks, was sold by BBHI. The net proceeds from the sale were used first to repay amounts owed by BBFC to the Company and BBI. The remainder of the proceeds of approximately $10,000 was paid to BBI pursuant to an agreement under which BBHI obtained a general release from BBI. The Company recognized a gain of $43,224 on the sale of BBFC.

At March 31, 1999 and December 31, 1998, the Company has $0 and $3,675, respectively, of assets and $922,632 and $883,871, respectively of liabilities, excluding $80,000 of liabilities which are payable through the issuance of 213,333 shares of common stock. The Company has been receiving cash advances in the form of demand loans from three of its stockholders in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At March 31, 1999 and December 31, 1998, such advances (which are included in the liabilities described above) aggregated $467,251 plus accrued interest of $60,971 and $50,614, respectively. There are no assurances as to the time or extent that the stockholder advances and/or forbearance will continue. The foregoing raise substantial doubt about the Company's ability to continue as a going concern.

                          SPECIALTY RETAIL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

NOTE B - GOING CONCERN (continued):

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

NOTE C - FISCAL YEAR:

The Company previously adopted 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal year June 28, 1998 consisted of 52 weeks. The Company changed its fiscal year to a twelve month reporting period and its year end to December 31 resulting in a short period beginning June 29, 1998 and ended December 31, 1998.

NOTE D - COMMITMENTS AND CONTINGENCIES:

(1)   TERMS AND PREFERENCES OF PREFERRED STOCK:

      The Series A-1 preferred stock pays no dividends or interest and is not convertible into common stock. It has a liquidation preference of $.001 per share, is redeemable at $.001 per share and votes on the basis of one vote per share with the holders of the common stock, as a single class, on all matters presented to stockholders.

(2)   LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK:

      The Company was one of several defendants in a lawsuit with a former officer, director and stockholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 650,000 shares of the Company's common stock to the plaintiff and his designee. Accordingly, the Company recorded a non-cash expense of $570,000 which appeared as "Legal Settlement, non-cash" in the consolidated statements of operations for the 52 weeks ended June 30, 1996. Such non-cash expense was based on the market value of the Company's common stock at the time of issuance. During the 52 weeks ended June 29, 1997, the Company recorded any additional expense and liability for $80,000.

                          SPECIALTY RETAIL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

(2)   LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK (continued):

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

(3)   LEASE COMMITMENTS:

      The Company presently has no operating lease commitments. The Company currently occupies office space on a month to month basis in premises leased by an entity controlled by certain of the Company's principal stockholders. There was no rent expense for the quarter ended March 31, 1999 or the thirteen weeks ended March 29, 1998, respectively.

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

            The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities, which may result from the Company's lack of capital resources or ongoing operations as described below.

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

            The Company had no assets and had current liabilities of approximately $922,632 at March 31, 1999. The Company may be required, at some future date, to satisfy a non-current liability carried on its books in the amount of $80,000 by the issuance of 213,333 shares of its common stock to certain parties pursuant to the settlement agreement described in Note C(2) to the financial statements included herewith.

            The Company did not receive any cash or other benefit (including any right to utilize Building Blocks' net operating loss carryforwards) from Building Blocks under the Plan. The Company has been receiving cash advances in the form of demand loans from three beneficial owners of its Capital Stock in order to meet its operating expenses and has been obtaining forbearances from its principal creditors. At March 31, 1999, such advances and interest accrued thereon (which are included in the current liabilities described above) aggregated $528,222. At March 31, 1999 there were no assurances as to the time or extent that the stockholder advances and/or forbearance will continue.

            The Company had no operations during the period ended March 31, 1999. All expenses during his period have been incurred in the administration of the Company.

            The Company had been attempting to attract an operating business with which to effectuate a business combination. At March 31, 1999, no business combination had been effectuated. As reported on Form 8-K filed March 9, 1999, on February 25, 1999, the Company signed a letter agreement ("Letter") by which it would be the target in a reverse takeover acquisition. The Letter calls for forgiveness or conversion to equity or stock purchase options of substantially all of the Company's liabilities. Other provisions of the Letter include a reverse stock split and revision of the corporate articles of incorporation and by-laws. If the contemplated transaction is completed, it is expected that Company would have a capital infusion of between $10,000,000 and $20,000,000 and the present stockholders would hold shares valued (using the capital infusion price per share) at between $135,000 and $110,000 depending upon the amount of its liabilities at the closing of the transactions.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27    Financial Data Schedule

      (b) A report on Form 8-K was filed on March 9, 1999. No other reports on Form 8-K were required to be filed during the fiscal quarter ended March 31, 1999.

                                    SIGNATURE

            In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  SPECIALTY RETAIL GROUP, INC.


Date: May 14, 1999                                By: /s/ SEYMOUR W. ZISES
                                                      --------------------------
                                                      Seymour W. Zises, Director

                                INDEX TO EXHIBITS

Number                  Exhibit                                           Page
------                  -------                                           ----

27                      Financial Data Schedule                           13