Form 10QSB
period 1999-06-30
TBM HOLDINGS INC
filed 1999-08-13
CIK 824109

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended June 30, 1999

                                       OR

         Transition report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the transition period from          to

                         Commission File Number 0-18707

                               TBM HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                              59-2824411
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

136 Main Street, Westport, Connecticut                              06880
(Address of principal executive offices)                          (zip code)

                                 (203) 227-6140
              (Registrant's telephone number, including area code)

         Specialty Retail Group, Inc., 477 Madison Avenue, 14th Floor,
                            New York, New York 10022
        (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 11, 1999, was 2,570,357, excluding 516 contingently issuable shares held by an escrow agent.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                      INDEX

                               TBM HOLDINGS, INC.


                                                                           Page

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  as of June 30, 1999, and December 31, 1998............

                  Consolidated Statements of Operations for the six months ended June 30, 1999; and twenty-six weeks ended June 28, 1998...................................

                  Consolidated Statements of Cash Flows
                  for the three months ended June 30, 1999 and the thirteen weeks ended June 28, 1998; and the six months ended June 30, 1999 and twenty-six weeks
                  ended June 28, 1998...................................

                  Notes to Consolidated Financial Statements............

         Item 2.  Plan of Operation.....................................

Part II. Other Information

         Item 2.  Changes in Securities.................................
         Item 4.  Submission of Matters to a Vote of Security Holders...
         Item 5.  Other Information.....................................
         Item 6.  Exhibits and Reports on Form 8-K......................

Signature...............................................................

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements


TBM HOLDINGS, INC.
(FKA SPECIALTY RETAIL GROUP, INC.)
CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30              DECEMBER 31
                                                                                    1999                 1998
                                                                              ----------------     ----------------
ASSETS
CURRENT ASSETS
Cash                                                                        $      12,121,001    $           1,652
Prepaid expenses                                                                       17,260                    -
                                                                              ----------------     ----------------
  Total current assets                                                             12,138,261                1,652

FIXED ASSETS
Property and equipment, net                                                                 -                2,023

OTHER ASSETS
Security deposits                                                                       3,300                    -
                                                                              ----------------     ----------------

TOTAL ASSETS                                                                $      12,141,561    $           3,675
                                                                              ================     ================


LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                            $          44,414    $         363,999
Corporation taxes payable                                                              11,827                2,007
Demand loans payable to stockholders                                                        -              517,865
                                                                              ----------------     ----------------
  Total current liabilities                                                            56,241              883,871

OTHER LIABILITIES
Legal settlement                                                                       80,000               80,000
                                                                              ----------------     ----------------
  Total liabilities                                                                   136,241              963,871
                                                                              ----------------     ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock; 15,000,000 shares authorized;
$.001 par value; Series A-1 preferred stock; 10,000,000 shares
 authorized; 0 and 2,394,130 shares issued and outstanding                                  -                2,394
Common Stock; 10,000,000 shares authorized; $.001 par value;
2,568,000 and 9,324,738 shares issued and outstanding                                   2,568                9,325
Additional paid - in capital                                                       24,376,392           11,573,570
Accumulated deficit                                                               (12,373,640)         (12,369,821)
Treasury stock - 0 and 240,500 common shares, at cost                                       -             (175,664)
                                                                              ----------------     ----------------

Total stockholders' equity (deficit)                                               12,005,320             (960,196)
                                                                              ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $      12,141,561    $           3,675
                                                                              ================     ================

TBM HOLDINGS, INC.
(FKA SPECIALTY RETAIL GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS            THIRTEEN           SIX MONTHS            TWENTY-SIX
                                                          ENDED               WEEKS ENDED           ENDED              WEEKS ENDED
                                                        JUNE 30,              JUNE 28,             JUNE 30,             JUNE 28,
                                                          1999                  1998                 1999                 1998
                                                     ---------------      ----------------     ----------------      ---------------

RESULTS OF CONTINUING OPERATIONS:
Selling, general and administrative expenses       $          9,253                     -    $           9,253                    -
                                                     ---------------      ----------------     ----------------      ---------------

Loss from operations                                         (9,253)                    -               (9,253)                   -

Investment income                                            37,278                                     37,278
                                                     ---------------      ----------------     ----------------      ---------------

Income from continuing operations                            28,025                     -               28,025                    -

Loss from discontinued operations                            10,592     $         (57,269)             (31,844)   $        (184,745)
                                                     ---------------      ----------------     ----------------      ---------------

Net income (loss)                                  $         38,617     $         (57,269)   $          (3,819)   $        (184,745)
                                                     ===============      ================     ================      ===============

Income (loss) per share:
  Income from continuing operations                $           0.06     $               -    $            0.12    $               -
  Income (loss)from discontinued operations                    0.02                 (2.60)               (0.14)               (8.40)
                                                     ---------------      ----------------     ----------------      ---------------

  Net income (loss)                                $           0.08     $           (2.60)   $           (0.02)   $           (8.40)
                                                     ===============      ================     ================      ===============

Weighted average number of common shares
outstanding                                                 446,333                22,000              234,167               22,000
                                                     ===============      ================     ================      ===============


TBM HOLDINGS, INC.
(FKA SPECIALTY RETAIL GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS            TWENTY-SIX
                                                                                   ENDED               WEEKS ENDED
                                                                                  JUNE 30,             JUNE 28,
                                                                                    1999                 1998
                                                                              ----------------     ----------------
Cash flows from operating activities:

Net loss                                                                    $          (3,819)   $        (184,745)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                         2,023                  363
  Gain on forgiveness of debt                                                         (23,924)
  Changes in:
    Other current assets                                                              (17,260)              22,801
    Other assets                                                                       (3,300)                   -
    Accounts payable                                                                  (56,577)              (1,390)
    Corporation taxes payable                                                           9,820              (30,000)
                                                                              ----------------     ----------------

Net cash used in operating activities                                                 (93,037)            (192,971)
                                                                              ----------------     ----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                           12,730,000                    -
  Costs of issuance of common stock                                                  (517,614)                   -
  Loans from stockholders                                                                   -              168,479
                                                                              ----------------     ----------------

Net cash provided by financing activities                                          12,212,386              168,479
                                                                              ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                               12,119,349              (24,492)

Cash and cash equivalents, beginning of period                                          1,652               29,416
                                                                              ----------------     ----------------

Cash and cash equivalents, end of period                                    $      12,121,001    $           4,924
                                                                              ================     ================

                               TBM HOLDINGS, INC.
                       (FKA SPECIALTY RETAIL GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


NOTE A - BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of TBM Holdings, Inc. (collectively, the "Company") (formerly known as Specialty Retail Group, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

With respect to the unaudited consolidated financial statements for the six months ended June 30, 1999 and the twenty-six weeks ended June 28, 1998, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

As discussed in Note E, the only current operations of the Company are related to its plans to acquire a manufacturing business. On June 15, 1999, the Company effected a 1:412.92 reverse stock split. This split has been given retroactive effect throughout these financial statements.

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

NOTE B - FISCAL YEAR:

The Company previously adopted a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal year June 28, 1998 consisted of 52 weeks. The Company changed its fiscal year to a twelve month reporting period and its year end to December 31 resulting in a short period beginning June 29, 1998 and ended December 31, 1998.

NOTE C - COMMITMENTS AND CONTINGENCIES:

(1)   TERMS AND PREFERENCES OF PREFERRED STOCK:
The Series A-1 preferred stock pays no dividends or interest and is not convertible into common stock. It has a liquidation preference of $.001 per share, is redeemable at $.001 per share and votes on the basis of one vote per share with the holders of the common stock, as a single class, on all matters presented to stockholders. In conjunction with an agreement to bring additional cash into the Company (See Note E), all preferred stock was contributed to the capital of the Company and has been returned to the status of authorized, but unissued, preferred stock.

(2)   LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK:
The Company was one of several defendants in a lawsuit with a former officer, director and stockholder of the Company's predecessor corporation who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 1,574 (650,000 pre-split) shares of the Company's common stock to the plaintiff and his designee. Accordingly, the Company recorded a non-cash expense of $570,000 which appeared as "Legal Settlement, non-cash" in the consolidated statements of operations for the 52 weeks ended June 30, 1996. Such non-cash expense was based on the market value of the Company's common stock at the time of issuance. During the 52 weeks ended June 29, 1997, the Company recorded an additional expense and liability of $80,000.

                               TBM HOLDINGS, INC.
                       (FKA SPECIALTY RETAIL GROUP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 1,574 shares. The Company may satisfy the guarantee by a cash payment or issuance to the holders of an additional 516 common shares currently being held by an escrow agent. Such shares have been issued, but are not included in the accompanying statements of changes in capital deficit. The agreement further provides for the Company to receive 67% of the excess over $650,000, if any, of proceeds received by the plaintiff and his designee from market sales of the shares.

(3)   LEASE COMMITMENTS:

The Company presently has no operating lease commitments. The Company currently occupies office space on a month to month basis at $1,800 per month. Rent expense totaled $1,800 for the six months ended June 30, 1999 and $0 for the twenty-six weeks ended June 28, 1998.

NOTE D - STOCKHOLDERS' EQUITY
On June 15, 1999, the Company finalized an agreement whereby substantially all of the Company's liabilities were paid, forgiven or converted to equity or stock purchase options. In conjunction therewith, the Company effected a 1:412.92 reverse stock split (reducing its outstanding shares from 9,084,238 to 22,000), changed its name from Specialty Retail Group, Inc. to TBM Holdings, Inc., dissolved its subsidiaries and revised its corporate articles of incorporation and by-laws. Also, the Company completed a private placement of 2,546,000 restricted common shares at $5.00 per share for a total of $12,730,000. Expenses related to the private placement of $517,614 result in net proceeds to the Company of $12,212,386. It is the Company's plan to purchase a manufacturing business and use the expertise of the Company's executives and consultants to improve the operations and value of the business on a long-term basis.

As a result of the private placement, the federal net operating loss carryforward in any one year will be severely limited in accordance with Internal Revenue Code Section 382 regarding changes in ownership of more than 50%. As a result, any federal net operating loss carryforwards and the benefits attributable to them will be insignificant.

Item 2.           Plan of Operation

         On June 15, 1999, TBM Holdings, Inc., a Florida corporation (the "Company"), completed a private placement of its Common Stock pursuant to which the Company issued and sold 2,546,000 shares of Common Stock for aggregate proceeds to the Company of $12,730,000 (the "Offering"). The Company intends to use the net proceeds of the Offering to finance future business acquisitions of one or more manufacturing companies in specifically targeted industries. Pending an acquisition, the Company has invested the proceeds of the Offering with Morgan Stanley & Company, as custodian, in short-term securities, money market instruments and government securities.

        Currently, the Company does not have an operating business and, accordingly, does not have any revenues. The Company is solely engaged in seeking an underperforming manufacturing company with approximately $50,000,000 to $250,000,000 in sales for possible acquisition. Upon an acquisition, the Company intends to implement certain growth strategies to strengthen the operation, performance and competitive position of the acquired company. Once an initial company is acquired and operations and performance are improved, the Company intends to acquire other companies in the same industry or complementary manufacturing industries. As of the date hereof, the Company has not entered into an agreement with any specific company nor identified any specific acquisition that is likely to be consummated. No assurance of success with respect to the Company's efforts to identify and acquire a manufacturing company can be made.

         The Company believes that its available cash, cash equivalents and liquid investments will satisfy its cash requirements for its operations in the next twelve months. Upon the identification of an acquisition candidate, the Company may need to raise additional funds to consummate such acquisition. Until an acquisition is consummated, the Company does not intend to conduct any product research or development, purchase any plant or significant equipment or make any significant changes in the number of employees.

         The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income. For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with reporting obligations pursuant to the Securities Exchange Act of 1934, as amended, and expenses associated with locating and evaluating acquisition candidates.

         Statements contained in this Form 10-QSB that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and may include trend information.

                                     PART II
                                OTHER INFORMATION


Item 2.       Changes in Securities

              Immediately prior to the closing of the Offering (as defined below) on June 15, 1999, the Company's sole director authorized, and holders of a majority of the outstanding voting stock of the Company approved, a one-for-412.92 reverse stock split pursuant to which the 9,084,238 shares of Common Stock of the Company issued and outstanding on June 15, 1999, were combined and converted into 22,000 shares of Common Stock of the Company. The number of authorized shares of Common Stock was reduced from 100,000,000 to 10,000,000. In addition, all of the Preferred Stock of the Company was returned to authorized and unissued status. On June 15, 1999, the Company filed an amendment to its Restated Articles of Incorporation with the Secretary of State of the State of Florida to effectuate the one-for-412.92 reverse stock split of the outstanding shares. Each outstanding certificate for shares of Common Stock of the Company issued and outstanding on June 15, 1999, now represents the number of shares into which it was converted and combined in the reverse stock split.

              On June 15, 1999, the Company sold 2,546,000 shares of Common Stock, for $5.00 per share, for aggregate proceeds to the Company of $12,730,000 (the "Offering"). The shares were sold solely to accredited investors in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters involved in this sale; however, Winslow, Evans & Crocker, Inc. was retained as placement agent and paid a fee of $30,000.

              In connection with the Stock Purchase and Reorganization Agreement among the Company, Seymour Zises, TBM Consulting Group, Inc. ("TBM Consulting") and Colt Services, Inc. ("Colt"), the Company issued to TBM Consulting and Colt and their respective designees, warrants to purchase an aggregate of 20% of the Company's Common Stock on a fully diluted basis at $5.00 per share. The Company also issued to Seymour Zises and his designee, warrants to purchase an aggregate of 1% of the Common Stock on a fully diluted basis at 5.00 per share. The warrants are exercisable upon the acquisition of an operating company. In addition, the Company issued to certain creditors who had provided legal services to the Company, options to purchase an aggregate of 33,000 shares of Common Stock for $5.00 per share. The options are exercisable at any time, or from time to time, prior to December 12, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders

              By written consent, the holders of a majority of the outstanding voting stock of the Company approved (i) the combination and conversion of shares of Common Stock and the reduction of the number of authorized shares of Common Stock as described in Item 2 above; (ii) changing the name of the Company from Specialty Retail Group, Inc. to TBM Holdings, Inc.; and (iii) the execution of the Stock Purchase and Reorganization Agreement among the Company, Seymour Zises, TBM Consulting Group, Inc. and Colt Services, Inc. The number of shares voted in favor of each of these matters was 6,068,951, which represented a majority of the outstanding voting stock of the Company.

Item 5.       Other Information

              Immediately prior to the Offering, the Board of Directors of the Company approved the Amended and Restated Bylaws of the Company which are filed as Exhibit 3.2 to this Form 10-QSB (the "Restated Bylaws"). The amendments incorporated in the Restated Bylaws, among other things, conform certain provisions of the prior Bylaws to current Florida corporate law and eliminate certain other provisions of such prior Bylaws which by their terms are no longer of any effect. In addition, the Restated Bylaws eliminate the standing Executive Committee and provisional Minority Nominating Committee as Board committees. In lieu of such committees, a standing Audit Committee and Compensation Committee are required. The Audit Committee, to be comprised of two or more non-officer, non-employee directors, is responsible for making recommendations on the appointment of the Company's independent accountants, reviewing all matters related to the audit of the Company's financial statements, and reviewing all related party transactions for potential conflicts of interest. The Compensation Committee, a majority of the members of which are required to be non-officer, non-employee directors, is responsible for approving and recommending to the Board the compensation arrangements and benefits for key management of the Company and its subsidiaries, and the stock option, retirement and other similar plans to be adopted by the Company.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits

Number            Description

2.1 Stock Purchase and Reorganization Agreement dated as of June 15, 1999, by and among Specialty Retail Group, Inc., Seymour Zises, TBM Consulting Group, Inc. and Colt Services, Inc. (incorporated by reference to Exhibit 2.1 to Report on Form 8-K filed June 30, 1999). Pursuant to Item 601(b)(2) of Regulation S-B, the Company agrees to furnish a supplementary copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

3.1 Articles of Incorporation of the Registrant as amended through June 10, 1999, and filed with the Secretary of State of the State of Florida on June 15, 1999.

3.2               Amended and Restated By-Laws of the Registrant effective June
                  15, 1999.

10.1 Consulting and Management Services Agreement dated June 17, 1999, between the Registrant and TBM Consulting Group, Inc.

10.2 Consulting Agreement dated June 17, 1999, between the Registrant and Colt Services, Inc.

10.3 Consulting Agreement dated June 17, 1999, among the Registrant, TBM Consulting Group, Inc. and Colt Services, Inc.

10.4 Employment Agreement dated June 17, 1999, between the Registrant and William A. Schwartz.

10.5 Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.6 Form of Warrant Agreement between the Registrant and each of Seymour Zises, TBM Consulting Group, Inc. and Colt Services, Inc. and their respective designees.

27                Financial Data Schedule

         (b) A report on Form 8-K was filed on June 30, 1999. No other reports on Form 8-K were filed.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TBM HOLDINGS, INC.



Date:    August 11, 1999            By: /s/ William A. Schwartz
                                        ----------------------------------------
                                        William A. Schwartz, President and
                                        Principal Financial Officer