Form 10QSB
period 1999-09-30
TBM HOLDINGS INC
filed 1999-11-15
CIK 824109

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    X Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the quarterly period ended September 30, 1999

                                       OR

   __ Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the transition period from to

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 10, 1999, was 2,570,224, excluding 516 contingently issuable shares held by an escrow agent.

Transitional Small Business Disclosure Format (check one):    Yes      No X

                                      INDEX

                               TBM HOLDINGS, INC.

                                                                                                 Page
Part I.  Financial Information

         Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  as of September 30, 1999, and December 31, 1998................................1

                  Consolidated Statements of Operations for the three months ended September 30, 1999, and the thirteen weeks ended
                  September 27, 1998; and the nine months ended September 30,
                  1999; and the thirty-nine weeks ended September 27,
                  1999...........................................................................2

                  Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999, and the
                  thirty-nine weeks ended September 27, 1998.....................................3

                  Notes to Consolidated Financial Statements.....................................4

         Item 2.   Plan of Operation.............................................................6

Part II.  Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders...........................7
         Item 6.   Exhibits and Reports on Form 8-K..............................................7

Signature........................................................................................8

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements


TBM HOLDINGS, INC.

CONDENSED BALANCE SHEETS

                                                                              SEPTEMBER 30          DECEMBER 31
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                            12,043,004                 1,652
Other current expenses                                                              16,072                    --
                                                                               ----------------------------------
  Total current assets                                                          12,059,076                 1,652
FIXED ASSETS
Property and equipment, net                                                          6,515                 2,023
OTHER ASSETS
Security deposits                                                                    1,800                    --
                                                                               ----------------------------------
TOTAL ASSETS                                                                    12,067,391                 3,675
                                                                               ==================================
LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                                     1,309               363,999
Corporation taxes payable                                                           11,827                 2,007
Demand loans payable to stockholders                                                    --               517,865
                                                                               ----------------------------------
  Total current liabilities                                                         13,136               883,871
OTHER LIABILITIES
Legal settlement                                                                    80,000                80,000
                                                                               ----------------------------------
  Total liabilities                                                                 93,136               963,871
                                                                               ----------------------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock; $.001 par value; 15,000,000 shares authorized;
  Series A-1 preferred stock; 10,000,000 shares authorized;
  0 and 2,394,130 shares issued and outstanding                                         --                 2,394
Common Stock; $.001 par value; 10,000,000 shares authorized;
  2,568,000 and 9,324,738 shares issued and outstanding                              2,568                 9,325
Additional paid - in capital                                                    24,376,392            11,573,570
Accumulated deficit                                                            (12,404,705)          (12,369,821)
Treasury stock - 0 and 240,500 common shares, at cost                                   --              (175,664)
                                                                               ----------------------------------
Total stockholders' equity (deficit)                                            11,974,255              (960,196)
                                                                               ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      12,067,391                 3,675
                                                                               ==================================

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                            THREE MONTHS          THIRTEEN          NINE MONTHS         THIRTY-NINE
                                                ENDED            WEEKS ENDED           ENDED            WEEKS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 27,      SEPTEMBER 30,       SEPTEMBER 27,
                                                 1999               1998                1999                1998
                                            -----------------------------------------------------------------------
RESULTS OF CONTINUING OPERATIONS:
                                            -----------------------------------------------------------------------
Selling, general and
  Administrative expenses                       180,094                  -             189,347                   -
                                            -----------------------------------------------------------------------
Loss from operations                           (180,094)                 -            (189,347)                  -
Investment income                               149,029                                186,307
                                            -----------------------------------------------------------------------
Loss from continuing operations                 (31,065)                 -              (3,040)                  -
Loss from discontinued operations                     -            (23,715)            (31,844)           (208,460)
                                            -----------------------------------------------------------------------
Net loss                                        (31,065)           (23,715)            (34,884)           (208,460)
                                            =======================================================================
Loss per share:
  Loss from continuing operations                 (0.01)                 -                   -                   -
  Loss from discontinued
   operations                                         -              (1.08)              (0.03)              (9.48)
                                            -----------------------------------------------------------------------
  Net loss                                        (0.01)             (1.08)              (0.03)              (9.48)
                                            =======================================================================
Weighted average number of common
 shares outstanding                           2,568,000             22,000           1,012,111              22,000
                                            =======================================================================

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                               NINE MONTHS              THIRTY-NINE
                                                                   ENDED                WEEKS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 27,
                                                                   1999                     1998
                                                                   ----                     ----
Cash flows from operating activities:
Net loss                                                         (34,884)                  (208,460)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                    2,023                        616
  Gain on forgiveness of debt                                    (23,924)
  Changes in:
    Other current assets                                         (16,072)                    42,059
    Other assets                                                  (1,800)                        --
    Accounts payable                                             (99,682)                   (30,182)
    Corporation taxes payable                                      9,820                     (2,798)
                                                              --------------------------------------
Net cash used in operating activities                           (164,519)                  (198,765)
                                                              --------------------------------------
Cash flows from investing activities:
  Purchase of fixed assets                                        (6,515)
                                                              -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      12,730,000                         --
  Costs of issuance of common stock                             (517,614)                        --
  Loans from stockholders                                             --                    170,993
                                                              --------------------------------------
Net cash provided by financing activities                     12,212,386                    170,993
                                                              --------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                        12,041,352                    (27,772)
Cash and cash equivalents, beginning of period                     1,652                     29,416
                                                              --------------------------------------
Cash and cash equivalents, end of period                      12,043,004                      1,644
                                                              ======================================

TBM HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999
(Unaudited)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements of TBM Holdings, Inc. (the "Company") (formerly known as Specialty Retail Group, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.

With respect to the unaudited Condensed financial statements for the nine months ended September 30, 1999 and the thirty-nine weeks ended September 27, 1998, respectively, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

As discussed in Note D, the only current operations of the Company are related to its plans to acquire a manufacturing business. On June 15, 1999, the Company effected a 1:412.92 reverse stock split. This split has been given retroactive effect throughout these financial statements.

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


NOTE B - FISCAL YEAR:

The Company previously adopted a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal year June 28, 1998 consisted of 52 weeks. The Company changed its fiscal year to a twelve month reporting period and its year end to December 31.


NOTE C - COMMITMENTS AND CONTINGENCIES:

(1)      LEGAL SETTLEMENT -  ISSUANCE OF COMMON STOCK:

In settlement of litigation the Company agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of 1,574 shares of the Company's common stock issued in the settlement. The Company may satisfy the guarantee by a cash payment or issuance to the holders of 516 shares of common stock currently being held by an escrow agent. In connection with the agreement detailed in Note D, a former officer (who is also a shareholder) assumed personal liability for any amounts which may be due that are excess of the $80,000 accrued on the Company's balance sheet.

(2)   LEASE COMMITMENTS:

The Company presently has no operating lease commitments. The Company currently occupies office space on a month to month basis at $1,800 per month. Rent expense totaled $7,200 for the nine months ended September 30, 1999 and $0 for the thirty-nine weeks ended September 27, 1998.

TBM HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999
(Unaudited)

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

        Currently, the Company does not have an operating business and, accordingly, does not have any revenues. The Company is solely engaged in seeking an underperforming manufacturing company with approximately $50,000,000 to $250,000,000 in sales for possible acquisition. Upon an acquisition, the Company intends to implement certain growth strategies to strengthen the operation, performance and competitive position of the acquired company. Once an initial company is acquired and operations and performance are improved, the Company intends to acquire other companies in the same industry or complementary manufacturing industries. As of the date hereof, the Company has not entered into an agreement with any specific company. During the past three months, the Company has engaged in preliminary discussions with numerous acquisition candidates and has identified several potential candidates which fit the Company's acquisition criteria. The Company is actively pursuing preliminary discussions with such candidates. No assurance of success with respect to these discussions, or the Company's efforts to identify and acquire a manufacturing company, can be made.

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


PART II
                                OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              An Annual Meeting of Stockholders was held on July 15, 1999. The following matters were acted upon:

         a. The election of seven Directors to serve until the next annual meeting of shareholders and until his or her successor is elected and qualified. Each of the following persons were elected as Directors with 1,990,188.9 shares voted in favor, zero shares withheld and zero shares abstained: Rainer H. Bosselmann, George Koenigsaecker, Daniel A. Levinson, William A. Schwartz, Anand Sharma, Michael L. Stone and Amy Ludwig Weisman.

         b. The ratification of the selection by the Board of Directors of Richard A. Eisner & Company, LLP to serve as the Company's independent auditors for the current fiscal year ending December 31, 1999. Of the shares voted cast, 1,915,188.9 shares were voted in favor of the ratification, 75,000 shares were voted against and zero shares abstained.

Item 6.       Exhibits and Reports on Form 8-K


         (a)  Exhibits

              27 Financial Data Schedule for the nine months ended September
                 30, 1999

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TBM HOLDINGS, INC.



Date:  November 12, 1999            By: /s/ William A.  Schwartz
                                         ------------------------
                                         William A.  Schwartz, President and
                                         Principal Financial Officer