Form 10KSB
period 2000-01-01
TBM HOLDINGS INC
filed 2000-03-31
CIK 824109

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 1, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number 0-18707
              -----------------------------------------------------
                               TBM HOLDINGS, INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in its charter)


                       Florida                      59-2824411
                       -------                      ----------
             (State or Other Jurisdiction          (IRS Employer
                  of Incorporation)             Identification No.)


                  136 Main Street, Westport, Connecticut 06880
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (203) 227-6140

                              Securities registered
                    under Section 12(b) of the Exchange Act:

                                      None

                              Securities registered
                    under Section 12(g) of the Exchange Act:

                                      None

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes |X|      No | |

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB | |.*

     * Not applicable. The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, its officers and directors are not subject to the reporting requirements referred to in Item 405 of Regulation S-B.

       For the fiscal year ended January 1, 2000, the issuer had revenues of $38,993.

       The aggregate market value of the issuer's common stock, par value $.001 per share, held by non-affiliates of the issuer (assuming for this purpose that all officers, directors and holders of more than 5% of the Company's outstanding voting stock are affiliates), computed based on an average bid and asked price of $7.00 per share as of March 27, 2000, was $10,848,397.

       As of March 29, 2000, there were approximately 4,519,337 shares of the issuer's common stock outstanding, excluding 516 contingently issuable shares held by an escrow agent.

       Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                                     PART I

Item 1.       Description of Business.

General

              TBM Holdings, Inc. (the "Company") was organized under the laws of Florida in 1987. As of January 31, 1997, the Company had sold or discontinued all business operations.

              On January 31, 1997, a former subsidiary of the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In May 1998, a Reorganization Plan in the Chapter 11 proceeding was approved by the bankruptcy court. Under the terms of the Reorganization Plan, the Company was released from all claims of the subsidiary and its creditors, and settled its liability as a guarantor of the store lease to which the subsidiary was a party. The subsidiary was subsequently dissolved. Thereafter, and until June 15, 1999, the Company's only operations constituted maintaining a business office and complying with its reporting obligations as a publicly-owned company.

              On June 15, 1999, in connection with a $12,730,000 private placement of restricted shares of the Company's Common Stock (the "1999 Private Placement"), a new board of directors was appointed and the Company changed its name to TBM Holdings, Inc. Immediately prior to the closing of the 1999 Private Placement, the Company effected a one-for-412.92 reverse stock split of the Company's Common Stock for shareholders of record as of June 15, 1999. After the closing of the 1999 Private Placement and through January 1, 2000, the Company had no business operations and was solely engaged in the business of seeking an underperforming manufacturing company for possible acquisition. As of January 1, 2000, the Company had three employees.

              After acquiring an underperforming manufacturing company, the Company's objective is to improve its operating performance and profitability through implementation of the Toyota Production System using the Kaizen Growth Strategy. The goal of the Toyota Production System, which was developed by the Toyota Motor Corporation, is to maintain a continuous flow of products manufactured to meet customer demand. The system operates by pacing all operations to the rate of customer orders by manufacturing the required product in the exact quantity ordered and delivering it at precisely the right time. The "Kaizen" process of continuous improvement was developed by Toyota to improve worker productivity, reduce inventories and upgrade product quality. Kaizen is a hands-on, shop floor based process that teaches participants to rapidly convert to the Toyota Production System. Kaizen focuses on eliminating waste and reducing lead times through fundamental changes in the manufacturing process. The Kaizen Growth Strategy is a long-term strategy for growth in market share and profitability achieved through improving product quality and being more responsive to customer needs, with minimal investment in fixed assets.

              After acquisition of an initial company, the Company intends to pursue follow-on acquisitions in the same industry as, or an industry complementary to, the acquired manufacturing company.

Subsequent Development

              On February 23, 2000, the Company acquired Long Reach Holdings, Inc., a Delaware corporation ("LRH"), pursuant to the Amended and Restated Agreement and Plan of Merger, dated February 4, 2000, among the Company, TBM Acquisition I, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, LRH and certain shareholders of LRH. The aggregate consideration paid by the Company in respect of the merger with LRH was $18,420,804, consisting of
(i) payment of $1,500,000 of cash, (ii) the issuance of 500,000 restricted shares of the Company's Common Stock valued at $3,000,000, (iii) the assumption by the surviving corporation of the merger (the "Surviving Corporation") of subordinated notes of LRH to certain of its shareholders in the principal amount of $3,000,000, and (iv) the assumption by the Surviving Corporation of LRH's indebtedness to Bank One, Texas, N.A. (the "Bank") in the amount of $10,920,804, comprised of a revolving line of credit and a term loan, which debt was refinanced with the Bank upon the closing of the merger. In addition, in the event certain net sales targets are met in calendar year 2000, the Surviving Corporation will issue contingent subordinated notes to certain shareholders, warrant holders, option holders and subordinated noteholders of LRH in an aggregate amount not to exceed $2,000,000. The subordinated notes are, and if issued the contingent subordinated notes will be, guaranteed by the Company. The Company used a portion of the net cash proceeds from the 1999 Private Placement to fund the cash portion of the consideration.

              LRH manufactures material handling equipment, including pallet trucks, stackers, scissor lifts and masts and attachments for forklift trucks, under the names Long Reach, Brudi and Rol-lift. Its three main product lines consist of (i) heavy duty masts and integrals for rider forklifts, (ii) attachments including mast attachments such as side shifters, fork positioners and specially adapted material handling attachments to address particular customer needs, and (iii) material lifting products, including pallet jacks, manual and powered lifts, stackers and scissor-lift devices.

              Masts and integrals are sold to forklift manufacturers. Mast attachments are sold to forklift dealers, who order specialty attachments for arrival concurrent with forklift delivery and assemble the attachment to make delivery. Material lifting devices are primarily sold to material handling equipment distributors and/or industrial equipment catalog houses.

              The Company believes competition for mast production is limited, due to the heavy equipment involved that makes effective market entry difficult for new suppliers. Due to weight and cubic volume, the Company believes that foreign competition is unlikely as well. The attachment markets served by LRH are supplied domestically by several smaller regional and niche market suppliers along with a large competitor. Import competition from foreign suppliers exists; however, the Company believes that long lead-times, transportation costs and service/parts availability weakens their effectiveness as a major supply. Competition for material lifting products comes from a broad range of small competitors as well as some foreign competition for less complex models.

              LRH has approximately 285 employees.

              As provided in the Company's Current Report on Form 8-K dated February 23, 2000, filed with the Securities and Exchange Commission on March 9, 2000, the Company will file financial statements and certain pro forma financial information for LRH in accordance with the requirements of the Securities and Exchange Commission no later than May 8, 2000.

              The Company is engaged in preliminary discussions with an additional acquisition candidate. Reference is made to the Company's Current Report on Form 8-K dated March 29, 2000, filed with the Securities and Exchange Commission on March 30, 2000, the terms of which are incorporated herein by reference. The Company has also identified several additional potential candidates which fit the Company's acquisition criteria. The Company is actively pursuing preliminary discussions with such candidates. No assurance of success with respect to any of these discussions, or the Company's efforts to identify and acquire any additional manufacturing companies, can be made.

Item 2.       Description of Property.

              As of January 1, 2000, the Company occupied approximately 1,200 square-feet of office space at 136 Main Street, Westport, Connecticut 06880 under a sublease expiring January 31, 2001.

              LRH operates a 160,000 square foot manufacturing facility in Houston, Texas (the "Houston Facility") and a 135,000 square foot manufacturing facility in Little Rock, Arkansas (the "Little Rock Facility"). LRH owns the Houston Facility, which is subject to a mortgage in favor of the Bank, and a second mortgage in favor of certain subordinated noteholders. The Little Rock Facility is leased by LRH. The lease expires on February 22, 2002.

Item 3.       Legal Proceedings.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

              The Company's Common Stock is quoted on the Nasdaq OTC Bulletin Board under the symbol "TBMH". The following table sets forth the high and low bid information on the OTC Bulletin Board as reported by the OTC Bulletin Board for the periods indicated:


              Period                                               High         Low
              ------                                               ----         ---
              December 29, 1997 - March 29, 1998                     $  .05     $  .01
              March 30, 1998 - June 28, 1998                            .06        .03
              June 29, 1998 - September 30, 1998                        .015       .01
              October 1, 1998 - December 31, 1998                       .02        .01
              January 1, 1999 - March 31, 1999                          .025       .012
              April 1, 1999 - June 15, 1999*                            .025       .02
              June 16, 1999 - June 30, 1999*                           7.00       7.00
              July 1, 1999 - September 30, 1999                       10.00       6.00
              October 1, 1999 - January 1, 2000                        6.00       6.00

------------------------
* The Company effected a one-for-412.92 reverse stock split of its Common Stock for shareholders of record as of June 15, 1999.

              These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual prices may vary.

              As of March 29, 2000, there were 321 holders of record of the Company's Common Stock.

              The Company has never paid dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future.

Item 6.       Plan of Operation.

              See "Description of Business" under Item 1 of this Report on Form 10-KSB.

              The Company invested the net proceeds of the 1999 Private Placement of its Common Stock in the aggregate amount of $12,730,000 with Morgan Stanley & Company, as custodian, in short-term securities, money market instruments and government securities. A portion of the proceeds of the 1999 Private Placement was used to fund the acquisition of LRH on February 23, 2000.

              Also on February 23, 2000, the Company completed a private placement of its Common Stock and issued shares of Common Stock pursuant to exercise of an option, for aggregate proceeds to the Company of $8,000,000. These funds were also invested with Morgan Stanley & Company, as custodian. Proceeds from the recent private placement and option exercise will be used for working capital and to fund LRH's operating costs and may be used for future acquisitions.

              The Company believes that its available cash, cash equivalents and liquid investments will satisfy its cash requirements for its operations in the next twelve months.

              The Company has appointed its own management team at LRH and plans to implement the Toyota Production System utilizing the Kaizen Growth Strategy to seek to strengthen LRH's operational performance and competitive position. Consistent with the Company's business objective of improving operating performance and profitability of the companies it acquires, the Company is evaluating appropriate measures it may take to improve LRH's operating efficiencies and profitability. The Company's experience is that implementation of the Kaizen Growth Strategy is a three to five year process; however, there can be no assurance that the Company will be successful in implementing the Toyota Production System within this time period or at all or, if implemented, that the operating performance or profitability of LRH will be improved.

              See discussion under Item 1, "Description of Business - Subsequent Development," for a description of potential future acquisitions by the Company consistent with its objective of acquiring other companies in the same industry as, or an industry complementary to, LRH.

              Statements contained in this Form 10-KSB that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and may include trend information.

Item 7.       Financial Statements.

Contents...................................................................................................F-1

Independent auditors' report...............................................................................F-2

Balance sheet as of January 1, 2000........................................................................F-3

Statements of operations for the fifty-two weeks ended January 1, 2000, six months ended
     December 31, 1998 and for the fifty-two weeks ended June 28, 1998.....................................F-4

Statements of stockholders' equity for the fifty-two weeks ended January 1, 2000, six months ended December 31, 1998 and for the fifty-two weeks ended June 28, 1998....................F-5

Statements of cash flows for the fifty-two weeks ended January 1, 2000, six months ended December 31, 1998 and for the fifty-two weeks ended June 28, 1998...............................F-6

Notes to Financial Statements..............................................................................F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information Concerning Directors and Executive Officers

              The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                               Age      Position
----                               ---      --------
Anand Sharma                       54       Chairman of the Board of Directors and
                                            Chief Executive Officer

William A. Schwartz                42       President and Chief Operating Officer,
                                            Director

Amy Ludwig Weisman                 36       Secretary, Director

Rainer H. Bosselmann               56       Director

Herbert E. Brown                   53       Director

Michael B. DeFlorio                30       Director

Daniel A. Levinson                 39       Director

William A. Sample                  57       Vice President, Operations

              Anand Sharma was elected Chairman and Chief Executive Officer of the Company on June 17, 1999, and has served as a director of the Company since June 15, 1999. In 1991, Mr. Sharma founded TBM Consulting Group, Inc. ("TBM Consulting"), a consultant to manufacturing companies, and now serves as its President and Chief Executive Officer.

              William A. Schwartz was elected President and Chief Operating Officer of the Company on June 17, 1999, and has served as a director of the Company since June 15, 1999. Mr. Schwartz is Vice President of Business Development and a principal of TBM Consulting. Mr. Schwartz joined TBM Consulting in 1991.

              Amy Ludwig Weisman was elected Secretary of the Company on June 17, 1999, and has served as a director of the Company since June 15, 1999. In 1998, Ms.Weisman joined Mr.

Levinson as a principal of Colt Capital, LLC ("Colt Capital"). From 1990 until joining Colt Capital, Ms. Weisman was Senior Vice President of Morgan-Walke Associates, a niche financial consulting firm.

              Rainer H. Bosselmann has served as a director of the Company since June 15, 1999. Mr. Bosselmann has been Chairman and Chief Executive Officer of Arguss Holdings, Inc. ("Arguss Holdings"), a manufacturing company, since 1996. Prior to assuming his position with Arguss Holdings, Mr. Bosselmann was President of Jupiter National, Inc., a business development company traded on the American Stock Exchange.

              Herbert E. Brown was elected a director of the Company on March 10, 2000. Since August 1996, Mr. Brown has served as Chairman and Chief Executive Officer of Alexander Doll Co., Inc. ("Alexander Doll Co."), a private company producing collectible dolls and figurines. Prior to that he was the General Manager of the Intravenous Catheter Company of Johnson & Johnson.

              Michael B. DeFlorio was elected a director of the Company on March 10, 2000. Mr. DeFlorio joined J.H. Whitney & Co. ("J.H. Whitney") in 1997 and is currently a General Partner of the firm. J.H. Whitney is a private investment firm headquartered in Stamford, CT. Previously, Mr. DeFlorio was with American Industrial Partners and Donaldson, Lufkin & Jenrette.

              Daniel A. Levinson has served as a director of the Company since June 15, 1999. Mr. Levinson founded Colt Capital, a niche investment group. For the prior ten years Mr. Levinson was a principal investor with Holding Capital Group, Inc., a management buyout company. Mr. Levinson is a director of Disc Graphics and Arguss Holdings.

              William A. Sample was appointed Vice President, Operations of the Company in April 1998. From April 1998 to present Mr. Sample also serves as Senior Management Consultant at TBM Consulting. From April 1997 to April 1998 Mr. Sample was President and Chief Executive Officer of Fournier, Inc., which manufactures ready-to-assemble furniture. From 1996 to 1997 he was Vice President, Operations of Alexander Doll Co.; prior to that Mr. Sample was Vice President and General Manager, Technical Products, at Pioneer Plastics Corp., a manufacturer of laminated products.

              The term of each director expires at the Company's next annual shareholders' meeting scheduled to occur in April 2000, and until their respective successors shall have been duly elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

              The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly, its officers and directors are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10.      Executive Compensation.

General

              The following table sets forth certain information with respect to the compensation paid by the Company for services rendered to the Company in all capacities for the fiscal year ended January 1, 2000, to its Chief Executive Officer and to its most highly paid executive officer other than the Chief Executive Officer. Both of these individuals assumed these positions effective June 17, 1999.

                           Summary Compensation Table

                                                                              Annual Compensation (1)
                                                                              -----------------------

   Name and Principal Position                       Year                 Salary                    Bonus
   ---------------------------                       ----                 ------                    -----

Anand Sharma....................................     1999                   (2)                      (2)
   Chief Executive Officer

William A. Schwartz
   President and Chief Operating
   Officer......................................     1999                 $130,000                   $0

------------------------

(1) No other compensation in the form of perquisites and other personal benefits, securities or property was paid by the Company.

(2) Mr. Sharma served as Chief Executive Officer of the Company without compensation from June 17, 1999, through the end of the fiscal year ended January 1, 2000.

              The Company has no stock appreciation rights outstanding. No stock options were awarded to or exercised by any executive officer during the fiscal year ended January 1, 2000.

Director Compensation

              Each of the non-employee members of the Board of Directors receives a payment of $1.00 per meeting attended, whether in person or by telephone, together with reimbursement for actual expenses incurred in attending meetings. In addition, each non-employee director receives $1,000 per "off-site" visit. Examples of an "off-site" visit are plant visits or acquisition related meetings at a target company's offices. Upon adoption of the TBM Holdings, Inc. 1999 Stock Option Plan by the Company's stockholders at the Company's annual meeting in April 2000, the Company will grant each non-employee director an option to purchase 2,000 shares of the Company's Common Stock.

Employment Agreement

              The Company is party to an Employment Agreement, dated as of June 17, 1999, with William A. Schwartz pursuant to which Mr. Schwartz devoted 50% of his business time to the Company prior to the Company's acquisition of LRH and thereafter has devoted 100% of his business time to the operations and management of the Company. Mr. Schwartz will continue to be a principal and director of TBM Consulting, and will spend such time as is necessary to address normal and customary commitments related thereto to the extent that such activity does not interfere with his full-time commitment to the operations of the Company. Pursuant to the terms of the Employment Agreement, prior to the acquisition of LRH, Mr. Schwartz received annual compensation in the amount of $130,000 plus ordinary and customary benefits; following such acquisition, Mr. Schwartz's salary increased to $260,000 plus ordinary and customary benefits for similarly situated executives. At the Board's discretion, Mr. Schwartz's compensation and/or time commitment can be adjusted if the Company's size and business plan do not justify such salary. The Employment Agreement contains standard confidentiality and non-compete provisions. If Mr. Schwartz terminates his employment upon a change in control (as defined in the Employment Agreement) or if his employment is terminated without cause by the Company, Mr. Schwartz will be entitled to receive his base salary at the time of termination, plus benefits, for a period of one (1) year following such termination. The term of Mr. Schwartz's Employment Agreement is four years.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

              The following table contains information as to shares of the Company's Common Stock for (i) each director of the Company and each of the executive officers named in the Summary Compensation Table above, and (ii) all directors and executive officers of the Company as a group.

Name and Address of                                 Amount and Nature of             Percentage
Beneficial Owner (1)                                Beneficial Ownership            of Class (2)
--------------------                                --------------------            ------------
Anand Sharma                                              198,500 (3)                    4.4

William A. Schwartz                                       196,500 (4)                    4.3

Amy Ludwig Weisman                                        404,000 (5)                    8.9

Rainer H. Bosselmann                                            0                        *

Herbert E. Brown                                            6,000                        *

Michael B. DeFlorio(6)                                  1,316,667 (7)                   29.1

Daniel A. Levinson                                        440,000 (8)                    9.7

Directors and executive officers as a group             2,017,167                       44.6

*      Represents less than 1% of the outstanding Common Stock.

(1) Unless otherwise indicated, the address of the beneficial owner is c/o TBM Holdings, Inc., 136 Main Street, Westport, Connecticut 06880.

(2) Based on 4,519,337 shares of the Company's Common Stock outstanding as of March 29, 2000, excluding 516 contingently issuable shares held by an escrow agent.

(3) Includes 18,000 shares held by Mr. Sharma's wife, 140,000 shares held by TBM Capital II, LLC, of which Mr. Sharma is a managing member and 6,500 shares held by TBM Consulting, of which Mr. Sharma is the President and Chief Executive Officer. Mr. Sharma disclaims beneficial ownership of these shares.

(4) Includes 10,000 shares held by Mr. Schwartz as custodian for two family members, 140,000 shares held by TBM Capital II, LLC, of which Mr. Schwartz is a managing member and 6,500 shares held by TBM Consulting, of which Mr. Schwartz is Vice President of Operations and a principal. Mr. Schwartz disclaims beneficial ownership of these shares.

(5) Includes 4,000 shares held by a family member of Ms. Weisman and 400,000 shares held by Colt Capital, of which Ms. Weisman is a principal.
       Ms. Weisman disclaims beneficial ownership of these shares.

(6) Mr. DeFlorio's address is c/o J.H. Whitney & Co., 177 Broad Street, Stamford, CT 06901.

(7) Includes 390,000 shares held by J.H. Whitney III, L.P., 10,000 shares held by Whitney Strategic Partners, III, L.P. and 916,667 shares held by J.H. Whitney IV, L.P. (collectively, the "J.H. Whitney Entities"). Mr. DeFlorio is a general partner of J.H. Whitney, which is an affiliate of the J.H. Whitney Entities. Mr. DeFlorio disclaims beneficial ownership of such shares except to the extent of his proportionate interest in such shares.

(8) Includes 40,000 shares of Common Stock owned by Tri-Lev, LLC, a family investment vehicle of which Mr. Levinson is the manager, and 400,000 shares held by Colt Capital. Mr. Levinson is President of Colt Services, Inc. ("Colt Services"), the manager of Colt Capital. Mr. Levinson disclaims beneficial ownership of these shares, except to the extent of his proportionate interest as a member of Colt Capital and Tri-Lev, LLC.

              The following table contains information as to shares of the Company's Common Stock for any person or group who is known by the Company to be the beneficial owner of more than 5% of such Common Stock:


Name and Address of                                                 Amount and Nature of               Percentage
Beneficial Owner                                                    Beneficial Ownership               of Class(1)
----------------                                                    --------------------               -----------
J.H. Whitney, III, L.P.                                                  1,316,667 (2)                     29.1
Whitney Strategic Partners, III, L.P.
J.H. Whitney IV, L.P.
177 Broad Street
Stamford, CT  06901

Colt Capital LLC                                                          400,000 (3)                       8.8
136 Main Street
Westport, CT  06880

LEG Partners III SBIC, L.P.                                               952,915 (4)                      21.1
LEG Partners II, L.P.
LEG Partners SBIC, L.P.
LEG Partners, L.P.
555 Madison Avenue, 30th Floor
New York, NY  10022

------------------------
(1) Based on 4,519,337 shares of the Company's Common Stock outstanding as of March 29, 2000, excluding 516 contingently issuable shares held by an escrow agent.

(2) Does not include 100,000 shares of Common Stock owned by two related entities, Green River Fund I L.P. and Green River Fund II L.P. The J.H. Whitney Entities disclaim beneficial ownership of such shares. In addition, each of the J.H. Whitney Entities disclaims beneficial ownership of all shares held by the other J.H. Whitney Entities. See footnote (7) in the preceding table for a description of beneficial ownership of shares by certain affiliated entities and Mr. DeFlorio's interest in such shares.

(3) See footnote (8) in the preceding table for a description of Mr. Levinson's interest in Colt Capital.

(4) Includes 500,000 shares held by LEG Partners III SBIC, L.P., 217,155 shares held by LEG Partners II, L.P., 2,235 shares held by LEG Partners SBIC, L.P. and 233,525 shares held by LEG Partners, L.P. Each entity disclaims beneficial ownership of all shares other than those held by such entity. The 500,000 shares owned by LEG Partners III SBIC, L.P. are subject to a Voting Agreement appointing Mr. Sharma or, in the event of his death or incapacity, Mr. Schwartz, to act as proxy, pursuant to which such shares will be voted in the same manner and proportion that the shares of Common Stock owned by Colt Capital, Colt Services, TBM Capital II, LLC and Messrs. Sharma and Schwartz are voted. The Voting Agreement expires upon the mutual agreement of LEG Partners III SBIC, L.P. and Messrs. Sharma and Schwartz, or the death or permanent disability of Messrs. Sharma and Schwartz and will also terminate as to any of the 500,000 shares sold to any person who is not an affiliate of LEG Partners III SBIC, L.P. or, after giving effect to such sale, the beneficial owner of 10% or more of the Company's Common Stock.

Item 12.      Certain Relationships and Related Transactions.

              In connection with the 1999 Private Placement and related transactions effected on June 15, 1999, the Company issued to TBM Consulting and Colt Services, and their respective designees, warrants to purchase an aggregate of 20 percent of the Company's Common Stock on a fully diluted basis. The Company also paid TBM Consulting and Colt Services an aggregate of $300,000 at closing for consulting services rendered in connection with the 1999 Private Placement and related transactions. Mr. Sharma, the Company's Chairman and Chief Executive Officer, is the President and Chief Executive Officer of TBM Consulting, and Mr. Schwartz, the Company's President and Chief Operating Officer, is the Vice President of Business Development and a principal of TBM Consulting. Mr. Levinson is the President of Colt Services; Colt Services is the manager of Colt Capital.

              The Company and TBM Consulting are parties to a Consulting and Management Services Agreement, dated as of June 17, 1999. Pursuant to the Consulting and Management Services Agreement, TBM Consulting will provide regular and customary Kaizen consulting and management services to the Company on a priority basis. The Company will compensate TBM Consulting for its services at its published pricing rates. The initial term of such agreement is for a period of five (5) years and is thereafter renewable on an annual basis.

              The Company and Colt Services are parties to a Consulting Agreement, dated as of June 17, 1999. Pursuant to the Consulting Agreement, Colt Services will provide advice to the Company regarding the implementation of the Company's business plan. Colt Services will advise as to strategy and achievement of objectives, senior level staffing, acquisitions and financings, financial structure, public company issues and the like. For its advice to the Company following the Company's acquisition of LRH, Colt Services receives a monthly consulting fee of $12,500 per month.

              In addition, Colt Services' offices are located within the offices of the Company. Colt Services pays its pro rata portion of the rent for its office. Colt Services utilizes Company-paid office personnel and common facilities. The term of such arrangement shall continue so long as Colt Services or its affiliates maintain an equity interest in the Company.

              The Company and TBM Consulting and Colt Services are parties to a Consulting Agreement, dated as of June 17, 1999, pursuant to which TBM Consulting and Colt Services will provide transaction-related and financing advice for follow-on acquisitions and implementation of the business plan. For its advice to the Company, TBM Consulting and Colt Services will receive, in the aggregate, a 1% transaction/financing completion fee upon the closing of future transactions, including mergers, acquisitions, divestitures or other financings, with such transaction completion fee capped at $600,000 per transaction or financing. TBM Consulting will receive 25% and Colt Services will receive 75% of such fee. The initial term of such agreement is for a period of five (5) years from the acquisition of LRH on February 23, 2000, and is thereafter renewable on an annual basis.

              See Item 10, "Employment Agreement," for a description of the Employment Agreement between the Company and William A. Schwartz, the Company's President and Chief Operating Officer and a director of the Company.

              In connection with the 1999 Private Placement, the Company granted J.H. Whitney an option to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5 per share, subject to a limit of 25% of the outstanding Common Stock. The option became exercisable upon the closing of the merger with LRH. On February 23, 2000 J.H. Whitney IV, L.P., an affiliate of J.H. Whitney III, L.P. and Whitney Strategic Partners, III, L.P., purchased 500,000 shares of Common Stock pursuant to the exercise of this option and purchased an additional 416,667 shares at $6 per share, for an aggregate purchase price of $5,000,000.

              LEG Partners, SBIC L.P., LEG Partners, L.P. and LEG Partners, II L.P. (the "LEG Entities") were parties, as selling shareholders, to the merger agreement pursuant to which the Company acquired LRH. See Item 1, "Description of Business - Subsequent Development," for a description of the merger consideration paid, and certain amounts which may be paid, to the LEG Entities by the Company in connection with the merger. Also in connection with the merger the Company has guaranteed the obligations of LRH under certain subordinated notes held by the LEG Entities. The notes are secured by a second lien on LRH's assets and by a second mortgage on the Houston Facility. In addition, LRH has entered into a lease covering the Arkansas Facility with LR Real Property, LLC, in which the LEG Entities are members. On March 9, 2000, LEG Partners III SBIC L.P., an affiliate of the LEG Entities, purchased 500,000 shares of the Company's Common Stock at a purchase price of $6.00 per share, for an aggregate purchase price of $3,000,000. LEG Partners III SBIC, L.P. is a party to a Voting Agreement with Messrs. Sharma and Schwartz. See footnote (4) to the table of beneficial ownership by shareholders contained in Item 11, "Security Ownership of Certain Beneficial Owners and Management," for a description of the Voting Agreement.

              In connection with the private placement and related stock transactions effected on February 23, 2000, the Company paid TBM Consulting and Colt Services an aggregate of $80,000 at closing for consulting services rendered in connection therewith.

Item 13.      Exhibits and Reports on Form 8-K.

(a)    Exhibits

              See "Index to Exhibits."

(b)    Reports on Form 8-K

              No Reports on Form 8-K were filed during the period October 1, 1999, through January 1, 2000.

TBM HOLDINGS, INC.

CONTENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report                                                 F-2

Balance sheet as of January 1, 2000                                          F-3

Statements of operations for the fifty-two weeks ended January 1,
   2000, six months ended December 31, 1998 and for the fifty-two
   weeks ended June 28, 1998                                                 F-4

Statements of stockholders' equity for the fifty-two weeks ended
   January 1, 2000, six months ended December 31, 1998 and for the
   fifty-two weeks ended June 28, 1998                                       F-5

Statements of cash flows for the fifty-two weeks ended January 1,
   2000, six months ended December 31, 1998 and for the fifty-two
   weeks ended June 28, 1998                                                 F-6

Notes to financial statements                                                F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
TBM Holdings, Inc.
Westport, CT

We have audited the accompanying balance sheets of TBM Holdings, Inc. as of January 1, 2000 and the related statements of operations, stockholders' equity and cash flows for the fifty-two weeks ended January 1, 2000, six months ended December 31, 1998 and the fifty-two weeks ended June 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of TBM Holdings, Inc. as of January 1, 2000, and the results of its operations, and its cash flows for the fifty-two weeks ended January 1, 2000, six months ended December 31, 1998 and the fifty-two weeks ended June 28, 1998 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 11, 2000

With respect to Note J
February 23, 2000

TBM HOLDINGS, INC.

BALANCE SHEET
JANUARY 1, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                       $ 12,064,049
   Prepaid expense                                                       10,544
                                                                   ------------

      Total current assets                                           12,074,593

Other                                                                     7,980
                                                                   ------------

                                                                   $ 12,082,573
                                                                   ============

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                           $     66,947

Legal settlement                                                         80,000
                                                                   ------------

                                                                        146,947
                                                                   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; 15,000,000 shares authorized; $.001 par value;
   no shares issued and outstanding
Common stock; 10,000,000 shares authorized; $.001 par value;
   2,601,000 shares issued and outstanding                                2,601
Additional paid-in capital                                           24,263,853
Accumulated deficit                                                 (12,330,828)
                                                                   ------------

                                                                     11,935,626
                                                                   ------------

                                                                   $ 12,082,573
                                                                   ============


See notes to financial statements                                            F-3

TBM HOLDINGS, INC.

STATEMENTS OF OPERATIONS

                                                       FIFTY-TWO                    FIFTY-TWO
                                                         WEEKS       SIX MONTHS       WEEKS
                                                         ENDED         ENDED          ENDED
                                                       JANUARY 1,   DECEMBER 31,     JUNE 28,
                                                          2000          1998           1998
                                                       ----------   ------------    ---------
General and administrative expenses                    $  445,705
                                                       ----------

Other income:
   Gain on satisfaction of legal fees                     126,744
   Investment income                                      343,163
                                                       ----------

      Total other income                                  469,907
                                                       ----------

Income from continuing operations                          24,202

Income (loss) from discontinued operations                 14,791     $(44,923)   $(373,589)
                                                       ----------     --------    ---------

NET INCOME (LOSS)                                      $   38,993     $(44,923)   $(373,589)
                                                       ==========     ========    =========

EARNINGS (LOSS) PER SHARE (NOTE B[5]):
   Basic and diluted:
      Income from continuing operations                      $.02
      Income (loss) from discontinued operations              .01       $(2.04)     $(16.98)
                                                             ----       ------      -------

        Net income (loss)                                    $.03       $(2.04)     $(16.98)
                                                             ====       ======      =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (NOTE B[5]):
      Basic                                             1,401,000       22,000       22,000
                                                       ==========     ========    =========

      Potential common share, issuable upon exercise
        of warrants                                        63,000
                                                       ==========

      Diluted                                           1,464,000       22,000       22,000
                                                       ==========     ========    =========

See notes to financial statements                                           F-4

TBM HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK                COMMON STOCK
                                     -----------------------    --------------------------
                                      NUMBER OF                  NUMBER OF
                                       SHARES        AMOUNT       SHARES         AMOUNT
                                     ----------    ---------    -----------    -----------
BALANCE - JUNE 30, 1997               2,394,130    $   2,394         22,000    $        22
Net loss
                                     ----------    ---------    -----------    -----------

BALANCE - JUNE 28, 1998               2,394,130        2,394         22,000             22
Net loss
                                     ----------    ---------    -----------    -----------

BALANCE - DECEMBER 31, 1998           2,394,130        2,394         22,000             22
Cancellation of treasury shares
   and return of preferred stock     (2,394,130)      (2,394)
Contributions to capital
Sale of common stock, net of costs                                2,546,000          2,546
Issuance and exercise of options                                     33,000             33
Net income
                                     ----------    ---------    -----------    -----------

BALANCE - JANUARY 1, 2000                     0    $       0      2,601,000    $     2,601
                                     ==========    =========    ===========    ===========

                                     ADDITIONAL
                                       PAID-IN      ACCUMULATED    TREASURY
                                       CAPITAL        DEFICIT        STOCK          TOTAL
                                     -----------   ------------    ---------    ------------
BALANCE - JUNE 30, 1997              $11,582,873   $(11,951,309)   $(175,664)   $   (541,684)
Net loss                                               (373,589)                    (373,589)
                                     -----------   ------------    ---------    ------------

BALANCE - JUNE 28, 1998               11,582,873    (12,324,898)    (175,664)       (915,273)
Net loss                                                (44,923)                     (44,923)
                                     -----------   ------------    ---------    ------------

BALANCE - DECEMBER 31, 1998           11,582,873    (12,369,821)    (175,664)       (960,196)
Cancellation of treasury shares
   and return of preferred stock        (173,270)                    175,664               0
Contributions to capital                 517,865                                     517,865
Sale of common stock, net of costs    12,171,418                                  12,173,964
Issuance and exercise of options         164,967                                     165,000
Net income                                               38,993                       38,993
                                     -----------   ------------    ---------    ------------

BALANCE - JANUARY 1, 2000            $24,263,853   $(12,330,828)   $       0    $ 11,935,626
                                     ===========   ============    =========    ============


See notes to financial statements                                           F-5

TBM HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

                                                                 FIFTY-TWO        SIX MONTHS        FIFTY-TWO
                                                                WEEKS ENDED         ENDED          WEEKS ENDED
                                                                JANUARY 1,       DECEMBER 31,        JUNE 28,
                                                                   2000              1998              1998
                                                               ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $     38,993       $ (44,923)      $(373,589)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                 1,085             506             724
        Gain on satisfaction of legal fees                         (126,744)
        Changes in:
           Prepaid expense                                          (10,544)
           Other assets                                              (2,550)         19,258          (1,349)
           Accounts payable and accrued expenses                    (10,615)         19,887           8,503
                                                               ------------       ---------       ---------

              Net cash used in operating activities                (110,375)         (5,272)       (365,711)
                                                               ------------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                           (4,492)
                                                               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock and exercise of options,
      net of costs                                               12,177,264
   Loans from stockholders                                                            2,000         338,479
                                                               ------------       ---------       ---------

              Net cash provided by financing activities          12,177,264           2,000         338,479
                                                               ------------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             12,062,397          (3,272)        (27,232)
Cash and cash equivalents, beginning of period                        1,652           4,924          32,156
                                                               ------------       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 12,064,049       $   1,652       $   4,924
                                                               ============       =========       =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
   Contribution of amount due to former officer
      to paid-in capital                                       $    517,865
   Issuance of options in full settlement of certain
      accounts payable                                         $    161,700


See notes to financial statements                                           F-6

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE A - THE COMPANY

TBM Holdings, Inc. (the "Company") is a holding company whose only current operations are its plans for acquisition of a manufacturing entity. The Company was formerly known as Specialty Retail Group, Inc., ("Specialty") a holding company that was engaged through its subsidiaries in the operation and franchising of retail specialty toy stores. Control of Specialty changed during June 1999 as a result of a capital infusion into the Company and sale of shares constituting 99% of the outstanding shares after such sale. As part of the recapitalization, the Company's stock was reverse split 1 for 412.92. Such reverse split is reflected retroactively throughout these financial statements. The only operations of Specialty prior to the change in control constituted maintaining a business office and complying with its reporting obligations as a publicly owned company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    BASIS OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION:

       The consolidated financial statements include the accounts of the Company and, through June 15, 1999, its subsidiaries, BBHI and SRG Management Corp., (wholly owned), neither of which had any operations. All significant intercompany balances and transactions have been eliminated in consolidation. Except as specifically noted, no adjustments have been made to revalue assets or liabilities. All operations of Specialty are reported as results of discontinued operations.

[2]    CASH EQUIVALENTS:

       Cash equivalents for purposes of reporting cash flows consisted principally of highly liquid debt instruments purchased with an original maturity of three months or less. Such accounts are carried at cost plus accrued interest, which approximates market.

[3]    STOCK OPTIONS:

       The Company, consistent with generally accepted accounting principles, accounts for stock options granted to employees pursuant to the intrinsic value method specified by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereunder compensation cost is not recognized as long as the exercise price of the option equals or exceeds the fair value of the underlying stock on the date of grant. The Company accounts for options granted to non-employees pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", which requires that the fair value of stock options be measured on the date of grant using an applicable statistically-based, market-sensitive, financial model (see Note F).

[4]    INCOME TAXES:

       The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred income tax benefit or expense is measured by the change in deferred income tax assets or liabilities during the year. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]    PER SHARE DATA:

       Per share data is calculated based on the weighted average number of shares of common stock outstanding during the period. The Company's outstanding stock options are excluded from the computations for periods in which there is a net loss as their effect would be antidilutive. The effect of 516 shares issuable pursuant to a settlement of litigation in August 1996 is not reflected as it is also antidilutive (see Note E[1]).

[6]    FISCAL YEAR:

       The Company previously adopted a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 1998 and 1997 consisted of 52 weeks. The Company changed its fiscal year to a twelve month reporting period and its year end to December 31 resulting in a short period beginning June 29, 1998 and ended December 31, 1998. In connection with an acquisition (Note J) the Company changed its fiscal year to a 52/53 week fiscal year ending on the Saturday closest to December 31. Such change has been reflected in these financial statements.

[7]    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and accounts payable approximate fair value because of the short maturity of these items.

[8]    USE OF ESTIMATES:

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

NOTE C - STOCKHOLDERS' EQUITY

[1]    REORGANIZATION:

       Immediately prior to the closing of the private placement on June 15, 1999, the former majority stockholder, in his capacity as sole director of the Company, authorized, and holders of a majority of the voting stock of the Company approved; (i) a 1 for 412.92 reverse stock split of the Company's common stock for stockholders of record as of June 15, 1999, and (ii) the contribution to capital of the Company's treasury shares. The reverse stock split reduced the number of outstanding shares from 9,084,238 to 22,000 shares. In addition, the Company changed its name from Specialty Retail Group, Inc. to TBM Holdings, Inc.

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE C - STOCKHOLDERS' EQUITY (CONTINUED)

[2]    PRIVATE PLACEMENT:

       On June 15, 1999, the Company completed a private placement of its common stock pursuant to which the Company issued and sold 2,546,000 shares of common stock for $5.00 per share for aggregate gross proceeds of $12,730,000. The offering was made solely to accredited investors and the Company paid a placement agent fee of $30,000 and various other costs, see below. In connection with the private placement, the Company agreed to offer, with a first call option to one of the investors (the "Investor"), additional shares at the private placement price of $5.00 per share upon the Company's first acquisition of a business. The number of shares purchasable was limited to an overall maximum of 1,000,000 shares, except that the number of shares available to the Investor was limited to that number of shares which would bring said Investor's total holdings of Company stock to 25% on a fully diluted basis. See Note J for subsequent transactions.

[3]    PURCHASE AGREEMENT:

       The private placement was effectuated pursuant to a Stock Purchase and Reorganization Agreement (the "Purchase Agreement"). The Purchase Agreement was among the Company, the majority stockholder of the Company prior to the private placement, and Colt Services, Inc. and TBM Consulting Group, Inc. (the "Purchasers"). In connection with the Purchase Agreement, the Company issued to the Purchasers and their respective designees, warrants to purchase an aggregate of 20% (658,745 shares) of the Company's common stock at $5.00 per share on a fully diluted basis. The Company also paid the Purchasers from the proceeds of the offering an aggregate of $300,000 at closing for consulting services rendered in connection with transactions contemplated by the Purchase Agreement, as well as other costs of approximately $226,000, and the Company issued to the former majority stockholder and his designee, warrants to purchase an aggregate of 1% (32,937 shares) of the common stock at $5.00 per share on a fully diluted basis. See Note J for subsequent transactions.

[4]    CONTRIBUTIONS TO CAPITAL:

       The former majority stockholder and other related stockholders (i) contributed $517,865 of notes payable and related accrued interest payable to them to the capital of the Company and (ii) effected the contribution to capital of all outstanding Preferred Stock held by an affiliate.

[5]    GAIN ON SATISFACTION OF LEGAL FEES:

       Certain of the Company's attorneys who were owed $288,444, agreed to accept options to purchase 33,000 shares of common stock exercisable at $0.10 per share as full payment of such amount (the options were effectively valued at $4.90 each). As a result, $126,744 has been recorded as other income in the statement of operations.

[6]    DISCONTINUED OPERATIONS:

       Prior to the completion of the Purchase Agreement, the only operations of the Company related to administration of its subsidiaries and the bankruptcy of a former subsidiary, maintaining a office, and continuing its filings with the Securities and Exchange Commission. The Company incurred minimal expenses during the period from January 1, 1999 through June 15, 1999 and negotiated with several creditors who accepted reduced payments in fulfillment of the Company's prior obligations. As a result, the Company recorded income from discontinued operations during the fifty-two weeks ended January 1, 2000. The Company dissolved the remaining subsidiaries prior to the completion of the Purchase Agreement.

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE D - RELATED PARTY TRANSACTIONS

[1]    DEMAND LOANS PAYABLE TO STOCKHOLDERS:

       In a prior year, the Company had received cash advances in the form of demand loans from three of its then stockholders bearing interest at 8% per annum. The total amount due to stockholders at December 31, 1998 was $517,865, including accrued interest of $50,614. In connection with the reorganization (see Note C), the amount due the stockholders was contributed to capital.

NOTE E - COMMITMENTS AND CONTINGENCIES

[1]    LEGAL SETTLEMENT - ISSUANCE OF COMMON STOCK:

       In a prior year, the Company was one of several defendants in a lawsuit with a former officer, director and stockholder of the Company who alleged, among other things, breach of contract, fraud, defamation, interference with stock transfer rights, breach of fiduciary duties by certain former officers of the Company, conspiracy to defraud, and interference with respect to a termination payment of $1,400,000 pursuant to an employment agreement with the Company. In August 1996, the Company settled this litigation without admitting liability by issuing an aggregate of 1,574 shares of the Company's common stock to the plaintiff and his designee.

       The Company also agreed to guarantee up to $160,000 for any shortfall from $650,000 realized upon the sale by the holders of all of the 1,574 shares. The Company may satisfy the guarantee by a cash payment or issuance to the holders of an additional 516 common shares currently being held by an escrow agent. Such shares have been issued, but are not included in the accompanying statements of stockholders' equity. The agreement further provides for the Company to receive 67% of the excess over $650,000, if any, of proceeds received by the plaintiff and his designee from market sales of the shares. In a prior year, the Company recognized an additional obligation of $80,000 related to the settlement arising from its agreement to guarantee the shortfall.

[2]    LEASE COMMITMENTS:

       The Company currently occupies office space under a sublease expiring January 31, 2001. Obligations under the sublease totalled $39,600 and $3,300 during the years ending December 31, 2000 and 2001, respectively. Rent expense, net of sublease income, approximated $12,600 for the fifty-two weeks ended January 1, 2000. There was no rent expense for the fifty-two weeks ended June 28, 1998 and six months ended December 31, 1998.

[3]    CERTAIN AGREEMENTS:

       On June 17, 1999, the Company entered into a five year Consulting and Management Services agreement with one of its stockholders to provide consulting and management services in relation to both the Company's operations as a holding company and its planned operations in manufacturing. Such agreement calls for the stockholder making available certain of its employees to perform management services for the Company and to receive consulting services on a priority level for its planned operations.

       On June 17, 1999, the Company entered into a consulting agreement with one of its stockholders to provide various advisory services to the Company. Such agreement calls for payments of $150,000 a year, payable at the stockholder's request (and upon approval by the Company's Board of Directors), in cash or common stock of the Company, to begin following the Company's acquisition of a business. The agreement expires only when the stockholder or designated affiliates no longer maintain an equity interest in the Company and may be terminated by the Company upon a sale of all or substantially all of its assets or if control of the Company changes.

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE E - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[3]    CERTAIN AGREEMENTS: (CONTINUED)

       On June 17, 1999, the Company entered into a consulting agreement with two of its stockholders to provide consulting services in connection with the Company's planned acquisition(s). Such agreement calls for the stockholders collectively to receive 1% of the enterprise value of any acquisition and/or 1% of the amount financed, if any; such payments are not to exceed $600,000 per acquisition and $600,000 per financing. Such compensation may be paid, at the stockholders' request (and upon approval by the Company's Board of Directors), in common stock of the Company and may be increased on a transaction by transaction basis at the discretion of the Company's Board of Directors. The agreement expires five years from the date of the first such acquisition and may be renewed annually thereafter.

NOTE F - STOCK OPTIONS AND WARRANTS

In December 1991 and October 1994, the Company established the 1991 Nonqualified Stock Option Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 1,695 and 1,211 shares, respectively, of the Company's common stock could be issued to officers, directors, employees and independent contractors of the Company upon the exercise of options granted under the Plans. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The Committee has authority, subject to the terms of the Plans to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of January 1, 2000, an aggregate of 2,228 shares remain available for future grant of options under the Plans.

Nonqualified stock option activity has been as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                      NUMBER OF       PRICE
                                                        SHARES      PER SHARE
                                                      ---------     ---------
   Outstanding and exercisable at June 28,
      1997 and December 31, 1998                         1,646       $389.73

   Granted                                              33,000       $  0.10

   Exercised                                           (33,000)      $  0.10
                                                       -------

   Outstanding and exercisable at January 1, 2000        1,646       $389.73
                                                       =======

Pursuant to the Plans, the exercise price of shares is determined by the Committee at the time of grant but may not be less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of grant or (ii) 50% of the fair market value per share of common stock at the date of grant. The term of an option may not exceed 10 years from the date of grant. Unless otherwise determined by the Committee, options granted vest and become exercisable at a rate of at least 33-1/3% per year from the date of grant.

Of options granted prior to June 1999, 678 may be exercised until January 2003, 363 may be exercised until June 2003 and 605 may be exercised until October 2003. No options were granted during the fifty-two weeks ended June 28, 1998 or six months ended December 31, 1998.

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of the 33,000 options granted (see Note C[5]) at the date of grant using the Black-Scholes model was $4.90 per share.

The fair value of the 691,682 warrants granted (see Note C[3]), all of which were outstanding at January 1, 2000, was $3.01 per share at the date of grant.

NOTE G - INCOME TAXES

The Company files a consolidated federal tax return including all of its subsidiaries. The Company has not yet filed its tax returns for the fifty-two weeks ended January 1, 2000.

At December 31, 1998, the Company has net operating loss carryforwards of approximately $3,300,000 available for federal and state income tax purposes expiring over the next five to fifteen years, depending on the jurisdiction. Such loss carryforwards give rise to a deferred tax asset of $1,452,000 at December 31, 1998, all of which is offset by an equivalent valuation allowance. The valuation allowance increased by $11,000 and $136,000 during the six months ended December 31, 1998 and fiscal 1998, respectively. As a result of the change in ownership described in Note C, the Company, as of January 1, 2000, in all material respects, will be unable to utilize its previously available net operating loss carryforwards in accordance with the provisions of Section 382 of the Internal Revenue Code.

NOTE H - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No interest or income taxes were paid during the fifty-two weeks ended January 1, 2000, the six months ended December 31, 1998 or fiscal 1998.

NOTE I - EARNINGS PER SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share:

                                                             FIFTY-TWO            SIX          FIFTY-TWO
                                                               WEEKS            MONTHS           WEEKS
                                                               ENDED             ENDED           ENDED
                                                             JANUARY 1,       DECEMBER 31,      JUNE 28,
                                                                2000              1998            1998
                                                             ----------       ------------       ---------
Numerator:
   Net income (loss)                                         $   38,993         $(44,923)      $(373,589)
                                                             ==========         ========       =========

Denominator:
   Computation of basic earnings (loss) per share:
      Weighted average shares outstanding                     1,401,000           22,000          22,000
                                                             ==========         ========       =========

   Basic earnings (loss) per share                           $     0.03         $  (2.04)      $  (16.98)
                                                             ==========         ========       =========

   Computation of diluted earnings (loss) per share:
      Weighted average shares outstanding                     1,401,000           22,000          22,000
      Potentially dilutive shares:
        Incremental shares issuable under warrants               63,000(a)           (b)             (c)
                                                             ----------         --------       ---------

      Weighted average shares outstanding and available       1,464,000           22,000          22,000
                                                             ==========         ========       =========

      Diluted earnings (loss) per share                      $     0.03         $  (2.04)      $  (16.98)
                                                             ==========         ========       =========

TBM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
JANUARY 1, 2000

NOTE I - EARNINGS PER SHARE (CONTINUED)

       (a) Shares issuable under options were not included in the computation of diluted earnings (loss) per share since the exercise prices of the options were greater than the average market price of the common shares.

       (b) Shares issuable under options and warrants were not included in the computation of diluted earnings (loss) per shares as the Company had a net loss and any effect would be anti-dilutive.

NOTE J - SUBSEQUENT EVENTS

[1] On February 23, 2000, the Company completed an Agreement and Plan of Merger to acquire a manufacturing company. The aggregate consideration in respect of the acquisition was approximately $18,500,000, and was comprised of (i) a cash payment of $1,500,000, (ii) the issuance of 500,000 shares of the Company's common stock valued at $3,000,000, (iii) the assumption of subordinated notes of the acquired company to certain of its stockholders in the principal amount of $3,000,000, (iv) the assumption of the acquired company's indebtedness to its lender in the amount of approximately $11,000,000. As part of the transaction, certain real property will be carved out of the purchase and transferred to the sellers of the manufacturing company. Also, up to $2,000,000 of additional consideration may be required if net sales between $36,000,000 and $40,000,000 are achieved. Such acquisition is expected to be accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill and charged to expense over the period of benefit. The Company is presently determining the allocation of the purchase price in connection with this acquisition.

[2] On February 23, 2000, the Company completed a private placement of its common stock pursuant to which the Company issued and sold 916,667 shares of common stock for $6.00 per share for aggregate gross proceeds of $5,500,000. The offering was made solely to accredited investors. In addition, an investor who was granted an option to purchase shares under the June 1999 private placement (see Note C[2]) exercised their option to purchase 500,000 shares at $5.00 per share for aggregate gross proceeds of $2,500,000. In connection with these transactions, the Company paid an aggregate financing fee of $80,000 to two of its stockholders.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                         TBM HOLDINGS, INC.


                                               By:/s/ William A. Schwartz
                                                  ------------------------------
                                                  William A. Schwartz, President
                                                  and Chief Operating Officer

              In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/    Anand Sharma                            March 30, 2000
--------------------------------------------
Anand Sharma, Chief Executive Officer
and Director (Principal Executive Officer)

/s/    William A. Schwartz                     March 30, 2000
--------------------------------------------
William A. Schwartz, Chief Operating Officer
and Director (Principal Financial Officer
and Principal Accounting Officer)

                                               March   , 2000
--------------------------------------------
Rainer H. Bosselmann, Director

/s/    Herbert E. Brown                        March 30, 2000
--------------------------------------------
Herbert E. Brown, Director

/s/    Michael B. DeFlorio                     March 30, 2000
--------------------------------------------
Michael B. DeFlorio, Director

/s/    Daniel A. Levinson                      March 30, 2000
--------------------------------------------
Daniel A. Levinson, Director

/s/    Amy Weisman                             March 30, 2000
--------------------------------------------
Amy Weisman, Director

                                INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION
-----------  -----------
   2.1       Amended and Restated Agreement and Plan of Merger, dated February
             4, 2000, among the Company, TBM Acquisition I, Inc., Long Reach
             Holdings, Inc. and certain shareholders of Long Reach Holdings,
             Inc. (1)

   2.2       Stock Purchase and Reorganization Agreement dated as of June 15,
             1999, by and among Specialty Retail Group, Inc., Seymour Zises, TBM
             Consulting Group, Inc. and Colt Services, Inc. (2)

   3.1       Articles of Incorporation of the Company as amended through June
             10, 1999, and filed with the Secretary of State of the State of Florida on June 15, 1999. (3)

   3.2       Amended and Restated By-Laws of the Company effective June 15,
             1999. (3)

   4.1 Form of Subordinated Promissory Note by TBM Acquisition I, Inc. in favor of each of the Subordinated Noteholders identified on the Schedule attached thereto. (4)

  10.1       1991 Non-Qualified Stock Option Plan. (5)

  10.2       1994 Stock Option Plan. (6)

  10.3 Consulting and Management Services Agreement dated June 17, 1999, between the Company and TBM Consulting Group, Inc. (3)

  10.4       Consulting Agreement dated June 17, 1999, between the Company and
             Colt Services, Inc. (3)

  10.5       Consulting Agreement dated June 17, 1999, among the Company, TBM
             Consulting Group, Inc. and Colt Services, Inc. (3)

  10.6       Employment Agreement dated June 17, 1999, between the Company and
             William A. Schwartz. (3)

  10.7 Form of Indemnification Agreement between the Company and each of its officers and directors. (3)

  10.8       Form of Warrant Agreement between the Company and each of Seymour
             Zises, TBM Consulting Group, Inc. and Colt Services, Inc. and their respective designees. (3)

                                       16

  10.9 Guaranty Agreement, dated as of February 23, 2000, by the Company in favor of Golub Associates Incorporated, as agent for the benefit of the holders of the Subordinated Notes. (4)

  10.10      Lease Agreement, dated February 23, 2000, between TBM Acquisition
             I, Inc. and LR Real Property, LLC. (4)

  10.11      Loan and Security Agreement, dated April 20, 1999, between Long
             Reach Holdings, Inc. and Bank One, Texas, N.A. (4)

  10.12      Amendment One to Loan and Security Agreement, dated February 23,
             2000, between Long Reach Holdings, Inc. and Bank One, Texas, N.A.
             (4)

  10.13      Unlimited Guaranty, dated February 23, 2000, by TBM Holdings, Inc.
             in favor of Bank One, Texas, N.A. (4)

  21         Subsidiaries of the Company. (4)

  23         Consent of Richard A. Eisner & Company, LLP

  27         Financial Data Schedule

-----------------------------------

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 4, 2000, filed with the Securities and Exchange Commission on February 15, 2000.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 15, 1999, filed with the Securities and Exchange Commission on June 30, 1999.
(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 23, 2000, filed with the Securities and Exchange Commission on March 9, 2000.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 2, 1995.