Form 10QSB
period 2000-04-01
TBM HOLDINGS INC
filed 2000-05-15
CIK 824109

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 1, 2000

         ( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-18707

                               TBM HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Florida                                    59-2824411
     (State or Other Jurisdiction                         (IRS Employer
           of Incorporation)                           Identification No.)

136 Main Street, Westport, Connecticut                         06880
(Address of Principal Executive Office)                      (Zip Code)

                                 (203) 227-6140
                 Issuer's telephone number, including area code

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 10, 2000, was 4,519,337, excluding 516 contingently issuable shares held by an escrow agent.

Transitional Small Business Disclosure Format (check one):    Yes      No  X

                                      INDEX

                               TBM HOLDINGS, INC.

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         as of April 1, 2000, and January 1, 2000.......................................     3

         Condensed Consolidated Statements of Operations for the three months
         ended April 1, 2000, and March 31, 1999........................................     4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended April 1, 2000, and March 31, 1999....................    5

         Notes to Condensed Consolidated Financial Statements...........................     6

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................    14

Part II. Other Information

         Item 2.           Changes in Securities........................................    18

         Item 6.           Exhibits and Reports on Form 8-K.............................    19

Signature...............................................................................    20

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

                        TBM HOLDINGS, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                                     APRIL 1,        JANUARY 1,
                                                                                       2000            2000
                                                                                       ----            ----
                                                                                   (unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                     $ 12,520         $ 12,064
       Trade accounts receivable, net                                                   4,875               --
       Inventories, net                                                                 7,165               --
       Prepaid expenses and other receivables                                             150               11
                                                                                     --------         --------
              Total current assets                                                     24,710           12,075
       Property, plant and equipment, net                                               6,947               --
       Goodwill, net                                                                    7,300               --
       Other assets                                                                       261                8
                                                                                     --------         --------
              Total assets                                                           $ 39,218         $ 12,083
                                                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                        $  2,456         $     67
       Current portion of long-term debt                                                  180               --
       Legal settlement                                                                    80               80
       Accrued expenses                                                                 2,599               --
       Bank overdraft payable                                                             590               --
                                                                                     --------         --------
              Total current liabilities                                                 5,905              147
Revolving credit loan                                                                   5,080               --
Long-term debt, excluding current portion                                               5,189               --
Other long-term liabilities                                                               109               --
Stockholders' equity:
       Common stock, $.001 par value.  Authorized
              10,000,000 shares; 4,519,337 shares issued and outstanding                    5                3
       Additional paid-in capital                                                      35,262           24,264
       Accumulated other comprehensive loss - foreign currency
              translation adjustments                                                     (10)            --
       Accumulated deficit                                                            (12,323)         (12,331)
                                                                                     --------         --------
              Total stockholders' equity                                               22,934           11,936
Commitments and contingencies
                                                                                     --------         --------
              Total liabilities and stockholders' equity                             $ 39,218         $ 12,083
                                                                                     ========         ========

   See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                      THREE MONTHS ENDED
                                                     APRIL 1,      MARCH 31,
                                                      2000           1999
                                                      ----           ----
Net Sales                                           $ 3,655         $    --
Cost of Sales                                         2,607              --
                                                    -------         -------
         Gross Profit                                 1,048              --

Selling, general and administrative expenses          1,051              32
                                                    -------         -------
         Operating loss                                  (3)            (32)
Interest expense                                         99              10
Other income, net                                      (132)             --
                                                    -------         -------
         Income (loss) before income taxes               30             (42)
                                                    -------         -------
Income tax expense                                       22              --
                                                    -------         -------
         Net income (loss)                          $     8         $   (42)
                                                    =======         =======

See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      THREE MONTHS ENDED
                                                                                    APRIL 1,        MARCH 31,
                                                                                     2000             1999
                                                                                     ----             ----
Cash flows from operating activities:
     Net income (loss)                                                             $      8         $    (42)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       89                2
     Noncash interest expense                                                            14               --

Changes in working capital components                                                (2,048)              28
                                                                                   --------         --------
          Net cash used in operating activities                                      (1,937)             (12)
Cash flows from investing activities:
     Capital expenditures for property, plant and equipment, net                        (10)              --
     Payment for acquisition of business, net of cash acquired                       (7,400)              --
                                                                                   --------         --------
          Net cash used in investing activities                                      (7,410)              --
                                                                                   --------         --------

Cash flows from financing activities:
     Change in bank overdraft payable                                                  (184)              --
     Net borrowings under revolving credit loan                                       1,998               --
     Borrowings under long-term debt                                                     --               10
     Issuance of common stock                                                         8,000               --
                                                                                   --------         --------
          Net cash provided by financing activities                                   9,814               10
                                                                                   --------         --------
          Effect of foreign currency translation on cash                                (11)              --
                                                                                   --------         --------
          Net increase (decrease) in cash                                               456               (2)
                                                                                   --------         --------
Cash and cash equivalents, beginning of period                                       12,064                2
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $ 12,520         $     --
                                                                                   ========         ========
Supplemental cash flow disclosure:

     Cash paid for interest                                                        $     85         $      8

Supplemental non cash disclosure:

     Common stock issued for acquisition                                           $  3,000         $     --

See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

(1) GENERAL; DESCRIPTION OF BUSINESS; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The condensed consolidated financial statements included herein have been prepared by TBM Holdings, Inc. (the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company's most recently audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 1, 2000.

DESCRIPTION OF BUSINESS

The primary business of the Company, through the operations of its wholly-owned subsidiary, Long Reach Holdings, Inc. ("Long Reach"), is the manufacturing and marketing of hydraulically activated material handling equipment in Houston, Texas; Little Rock, Arkansas; and Wingfield, South Australia. The Company markets the majority of its products through numerous material handling dealers in the U.S. and internationally. The Company's raw materials are readily available and the Company is not dependent on a single supplier or only a few suppliers of proprietary products and is not dependent on any one customer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Long Reach. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities to

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

Depreciation of property, plant and equipment is calculated on the straight-line method, based on the estimated useful lives of the various assets, as follows:

                                                                   LIFE
                                                                   ----
                     Buildings and improvements                 20 - 30 years
                     Machinery and equipment                     3 - 12 years
                     Furniture and fixtures                      7 -  8 years

Equipment held under capital leases is depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

GOODWILL AND DEBT ISSUANCE COSTS

Goodwill is amortized on a straight-line basis over 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of this intangible asset will be impacted if estimated future operating cash flows are not achieved.

Debt issuance costs are being amortized over the life of the related debt and are included as a component of interest expense.

REVENUE RECOGNITION

Revenue is recognized at the time the product is shipped and ownership transfers to the customer.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the foreign subsidiary have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are excluded from the statements of operations and are reported as accumulated other comprehensive loss, as a separate component of stockholders' equity, until realized. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Any transaction gains and losses are included in net income.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities, revolving credit loan and long-term debt approximate the fair value of such items at April 1, 2000.

(2) ACQUISITION

On February 23, 2000, the Company acquired Long Reach in a merger transaction pursuant to which Long Reach merged into a wholly-owned subsidiary of the Company (the "Surviving Corporation"). The aggregate consideration in respect of the acquisition was (1) $1,500 of cash, (2) the issuance of 500,000 shares of the Company's common stock valued at $6 per share, (3) the Surviving Corporation's issuance of $3,000 of new subordinated notes to refinance a portion of existing subordinated notes with certain shareholders of Long Reach and (4) the assumption by the Surviving Corporation of $10,921 of outstanding bank debt at the date of the acquisition. Additionally, new contingent subordinated notes will be issued to certain shareholders of Long Reach in an aggregate amount not to exceed $2,000 in the event that certain net sales targets are achieved in calendar year 2000. The subordinated notes are and, if issued, the contingent subordinated notes will be, guaranteed by the Company. The Company also incurred approximately $788 of costs directly attributable to the acquisition, of which $727 had been paid as of April 1, 2000. The acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition. Assets acquired and liabilities assumed consists primarily of accounts receivable, inventory, fixed assets, accounts payable and long-term debt.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the three months ended April 1, 2000, and for the year ended January 1, 2000, respectively, based

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

upon historical information that has been adjusted to reflect the Company's acquisition of Long Reach as if such transaction occurred at January 1, 1999. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transaction been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data

                                                       Three months ended      Year ended
                                                          April 1, 2000      January 1, 2000
                                                          -------------      ---------------
          Net sales                                        $     8,269         $    39,229
          Loss from continuing operations                         (718)             (2,198)
          Net loss                                         $      (835)        $    (2,183)
                                                           ===========         ===========
          Basic and diluted loss per share:
                   From continuing operations              $     (0.25)        $     (1.16)
                   From discontinued operations                     --                 .01
                                                           -----------         -----------
                   Net                                     $     (0.25)              (1.15)
                                                           ===========         ===========
          Basic and diluted weighted average shares
            outstanding                                      3,292,392           1,901,000
                                                           ===========         ===========

(3) INVENTORIES

Inventory costs at April 1, 2000 are summarized as follows:

      Raw materials                              $2,858
      Work in process                             1,040
      Finished goods                              3,267
                                                 ------
      Total inventories                          $7,165
                                                 ======

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

(4) LONG-TERM DEBT AND REVOLVING CREDIT LOAN

Long-term debt at April 1, 2000 is summarized as follows:

      Note payable to bank, interest at the lender's prime rate plus 1.0%, due in monthly principal installments of $50 or $60 beginning January 1, 2001,
      with final payment due March 31, 2003                                             $ 2,500

      Notes payable to stockholders, interest at 0% through December 31, 2000,
      6% beginning January 1, 2001 through February 23, 2004, and Senior Debt
      Rate plus 2% thereafter until maturity on February 23, 2005                         2,869
                                                                                        -------
           Total long-term debt                                                         $ 5,369
      Less current portion                                                                  180
                                                                                        -------
           Long-term debt, excluding current portion                                    $ 5,189
                                                                                        =======

In connection with the acquisition of Long Reach (see note 2), the Company amended Long Reach's revolving credit agreement and term loan with a bank. The amended credit agreement includes a revolving credit loan with a maximum commitment of $10,000, subject to borrowing base availability and other items, and a term loan of $2,500. Borrowings under the amended credit agreement accrue interest at the bank's prime rate (9% at April 1, 2000) plus 0.25% to 1% under differing circumstances. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2003. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the amended credit agreement. At April 1, 2000, the borrowing base availability for the revolving credit loan was determined to be $6,234, of which the Company had utilized $5,080.

The amendment also provides that the term loan be repaid in principal installments of $60, payable on the first day of each month beginning January 1, 2001, and continuing through and including December 1, 2001, and $50, payable on the first day of each month beginning January 1, 2002, and continuing through March 31, 2003. The Company is required to meet certain financial covenants as defined in the amendment.

The $3,000 notes payable to stockholders were recorded at a discount at acquisition date and interest is being imputed using the interest method to reflect an effective interest rate over the life of the notes.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

The notes payable to stockholders, the term loan and the revolving credit loan are secured by liens on substantially all of the Company's assets. In addition, the amended credit agreement contains various restrictions, including restrictions relating to entering into certain activities, payment of dividends, investments, capital leases and purchases and sales of assets, and also requires compliance with certain financial ratios and minimum levels of working capital.

(5) STOCKHOLDERS' EQUITY

On February 23, 2000, the Company completed a private placement of its common stock, $.001 par value per share, pursuant to which it issued and sold an aggregate of 916,667 restricted shares to existing shareholders of the Company at $6.00 per share, for aggregate proceeds to the Company of $5,500. In addition, a shareholder exercised an option to purchase 500,000 restricted shares of Common Stock at $5.00 per share, for aggregate proceeds to the Company of $2,500.

(6) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per common share is determined on the assumption that outstanding dilutive stock options and warrants have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Because for the three months ended March 31, 1999, the Company reported a net loss, basic and diluted loss per common share are the same.

At April 1, 2000, there were 1,630 shares of common stock subject to stock options that were not included in the calculation of diluted loss per common share, because to do so would have been antidilutive.

On June 15, 1999, the Company effected a 1 for 412.92 reverse stock split. All shares and earnings (loss) per share data have been adjusted to reflect this reverse stock split.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share:

                                                                 Three months ended
                                                                April 1,        March 31,
                                                                 2000             1999
                                                                 ----             ----
Numerator:
         Net income (loss)                                    $        8        $      (42)
                                                              ----------        ----------

Denominator:
     Computation of basic earnings (loss) per share:
         Weighted average shares outstanding                   3,292,392            21,530
                                                              ----------        ----------
     Basic earnings (loss) per share                          $       --        $    (1.95)
                                                              ==========        ==========

Computation of diluted earnings (loss) per share:
     Weighted average shares outstanding                       3,292,392            21,530
     Potentially dilutive shares:
           Incremental shares issuable under warrants            149,806                --
                                                              ----------        ----------
     Weighted average shares outstanding and available         3,442,198            21,530
                                                              ----------        ----------
     Diluted earnings (loss) per share                        $       --        $    (1.95)
                                                              ==========        ==========

(7) CONTINGENCIES

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The dollar amounts reported in this Part I, Item 2 are reported in thousands.

         On June 15, 1999, the Company completed a private placement in which it raised $12,730 from investors. Upon the closing of the private placement, the Company changed its name from Specialty Retail Group, Inc. to TBM Holdings, Inc. Prior to and after the private placement, the Company had no operating business. The Company planned to use the proceeds of the private placement to purchase an operating company within a manufacturing industry. The Company intended to implement the Toyota Production System using the Kaizen Growth Strategy to improve the results of an under-performing manufacturing company once acquired.

         On February 23, 2000, the Company completed the acquisition of Long Reach through the merger of Long Reach into a wholly-owned subsidiary of the Company. In operation since 1930, Long Reach is a manufacturer of hydraulic material handling equipment, including lift truck attachments, pallet trucks, pallet stackers and industrial lift tables. This acquisition was the result of a lengthy search process culminating in the selection of the material handling equipment industry as the target industry for the Company's implementation of the Kaizen Growth Strategy.

         Long Reach is the first of several potential acquisitions by the Company in the material handling equipment industry. Reference is made to the Company's Current Report on Form 8-K dated March 29, 2000, and filed with the Commission on March 30, 2000, which disclosed the Company's engagement in preliminary discussions with an additional acquisition candidate. Negotiations are ongoing; however, no assurance of success with respect to these negotiations, or the Company's efforts to identify and acquire any additional manufacturing companies, can be made.

RESULTS OF OPERATIONS

         Operating results through February 23, 2000, the date of the acquisition of Long Reach, reflect interest income generated through the investment of the proceeds of the 1999 private placement in short-term government securities. Operating expenses during such period were costs associated with search activities required to identify a manufacturing company acquisition, maintaining a business office and complying with the Company's reporting obligations as a public company.

THREE MONTHS ENDED APRIL 1, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Results for the three months ended April 1, 2000, include the operating results of Long Reach for the period February 23, 2000, through April 1, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

         The Company generated net sales of $3,655 and net income of $8 for the three months ended April 1, 2000, compared with no sales and net loss of $42 for the comparable period in 1999. For the three months ended April 1, 2000, gross profit and selling, general and administrative expenses each represented approximately 29% of net sales. During the three months ended March 31, 1999, the Company had no ongoing operations and, accordingly, no sales. The net loss for this period reflected the cost of maintaining a business office, the cost of compliance with the Company's reporting obligations as a public company and interest expense. During the three months ended April 1, 2000, the increase in net sales, cost of sales and selling, general and administrative expenses is the result of the acquisition by the Company of Long Reach on February 23, 2000.

         Interest expense for the three months ended April 1, 2000, was $99. This expense reflects interest expense for the period February 23, 2000, through April 1, 2000, under Long Reach's revolving line of credit and term loan in place at the time of acquisition. Other income, net, was $(132) for the three months ended April 1, 2000, as compared to $0 for the corresponding period of the prior year. This represents income from investment of excess cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $(1,937) for the three months ended April 1, 2000, compared with $(12) for the three months ended March 31, 1999. This change reflects the acquisition of Long Reach on February 23, 2000, and the changes in working capital components resulting from the consolidation of the operating company with the Company. The three significant changes in working capital components are (i) a reduction in payables of $1,111 resulting from the Company's efforts to bring Long Reach's payables to suppliers current,
(ii) a reduction in accrued expenses of $249, and (iii) an increase in receivables of $553 resulting from an increase in sales.

         Net cash used in investing activities was $(7,410) for the three months ended April 1, 2000, compared with $0 for the corresponding three months in 1999. This increase reflects the acquisition of Long Reach on February 23, 2000.

         Net cash provided by financing activities was $9,814 for the three months ended April 1, 2000, as compared to $10 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended April 1, 2000 reflects issuance of common stock of $8,000 and an increase in borrowings of $1,998 under Long Reach's revolving credit agreement to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period.

         At April 1, 2000, the Company owed $5,080 and had borrowing capacity in the amount of $1,154 under its revolving credit facility. Long-term debt outstanding at April 1, 2000 consisted of a $2,500 note payable to bank, and $2,869 of notes payable to stockholders.

         Issuance of common stock was $8,000 and $0 for the three months ended April 1, 2000 and March 31, 1999, respectively. Issuance of common stock for the three months ended April 1, 2000, reflects the Company's private placement of its common stock on February 23, 2000 and the exercise of an option. Common stock issued for acquisition for the three months ended April 1, 2000, represents the Company's issuance of 500,000 shares of its common stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000.

         At April 1, 2000, the Company was engaged in preliminary discussions with an additional material handling equipment company. Negotiations for the acquisition of such company are ongoing. If the acquisition is consummated, the Company anticipates that a portion of the purchase price for such acquisition will be financed with borrowings under the revolving credit agreement, and the balance will be paid out of the Company's cash reserves. There can be no assurance that a definitive agreement for the acquisition can be reached or that, if it is, the acquisition will be consummated.

         Capital expenditures for property, plant and equipment totaled $10 for the first three months of fiscal 2000. Total capital expenditures are currently expected to aggregate $229 for fiscal 2000. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements with respect to the operations of the Company for fiscal year 2000. See however "Forward-Looking Statements".

ADDITIONAL INFORMATION

         The Company has begun implementing the Kaizen Growth Strategy and restructuring operations at Long Reach. The Company's goal is to reduce product costs by improving manufacturing methods and processes to improve productivity. As this process continues, the Company expects Long Reach to have marginally profitable or unprofitable results through December 31, 2000. The Company's goal is to complete a majority of this restructuring during 2000 and to achieve improved profitability during 2001. However, there can be no assurance that this restructuring will be completed within this timeframe or that improved financial results will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

         In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.


FORWARD-LOOKING STATEMENTS

         Statements contained in this Form 10-QSB that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified, without limitation, by use of the words "expects," "anticipates," "believes," "estimates," "intends" and similar expressions. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and may include trend information. Readers are cautioned not to place undue reliance on any such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities.

         On February 23, 2000, the Company completed a private placement of its common stock, par value $.001 per share, pursuant to which it issued and sold an aggregate of 916,667 restricted shares to existing shareholders of the Company at $6.00 per share. J.H. Whitney IV, L.P. purchased 416,667 shares and LEG Partners III SBIC, L.P. purchased 500,000 of the Company's common stock. In addition, J.H. Whitney IV, L.P. exercised an option to purchase 500,000 restricted shares of Common Stock at $5.00 per share. Also on February 23, 2000, the Company issued 500,000 restricted shares of its Common Stock at $6.00 per share to certain shareholders of Long Reach as partial consideration for the Company's acquisition of Long Reach. In addition, in November and December of 1999, the Company sold 33,000 restricted shares of its Common Stock at $.10 per share pursuant to the exercise of options held by transferees of certain creditors who had provided legal services to the Company. The shares described above were issued or sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. There were no underwriters involved in these transactions.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit No.       Description
         -----------       -----------
              10           Voting Agreement, dated as of March 13, 2000, between LEG Partners III SBIC,
                           L.P., Anand Sharma and William A. Schwartz.

              27           Financial Data Schedule for the three months ended April 1, 2000.

         (b)      Reports on Form 8-K

                  During the three months ended April 1, 2000, the Company filed four Current Reports on Form 8-K, as described below. Reference is made to such Current Reports for a complete description of the disclosures contained therein.

                           Current Report on Form 8-K dated January 12, 2000, filed with the Commission on January 24, 2000, containing disclosure under Item 5 and Item 7. Such Current Report on Form 8-K reported the execution by the Company and a subsidiary of a merger agreement with Long Reach Holdings, Inc. and certain of its shareholders.

                           Current Report on Form 8-K dated February 4, 2000, filed with the Commission on February 15, 2000, containing disclosure under Item 5 and Item 7. Such Current Report on Form 8-K reported the execution by the Company and a subsidiary of an amendment and restatement of the merger agreement with Long Reach Holdings, Inc. and certain of its shareholders.

                           Current Report on Form 8-K dated February 23, 2000, filed with the Commission on March 9, 2000, containing disclosure under Item 2, Item 5 and Item
                           7. Such Current Report on Form 8-K reported (i) consummation of the merger with Long Reach Holdings, Inc. and related transactions, (ii) completion of a private placement of 916,667 restricted shares of the Company's Common Stock, and (iii) exercise of an option to purchase 500,000 restricted shares of the Company's Common Stock by an existing shareholder.

                           Current Report on Form 8-K dated March 29, 2000, filed with the Commission on March 30, 2000, containing disclosure under Item 5. Such Current Report on Form 8-K reported the engagement of the Company in preliminary discussions to acquire Lee Engineering, Inc.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TBM HOLDINGS, INC.

Date:    May 15, 2000                     By: /s/ William A. Schwartz
                                             ----------------------------------
                                             William A. Schwartz, President and
                                             Principal Financial Officer