Form 10QSB
period 2000-07-01
TBM HOLDINGS INC
filed 2000-08-15
CIK 824109

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the quarterly period ended July 1, 2000

         ( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the transition period from _____ to _____

                         Commission File Number 0-18707


                               TBM HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 FLORIDA                                           59-2824411
(State or Other Jurisdiction of Incorporation)        (IRS Employer Identification No.)


                                 136 MAIN STREET
                           WESTPORT, CONNECTICUT 06880
                     (Address of Principal Executive Office)

                                 (203) 227-6140
                (Issuer's Telephone Number, Including Area Code)

                               ------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 10, 2000, was 4,519,337, excluding 516 contingently issuable shares held by an escrow agent.

         Transitional Small Business Disclosure Format (check one):
[ ]   Yes    [X]   No

                                      INDEX

                               TBM HOLDINGS, INC.


Part I:  Financial Information

         Item 1.   Consolidated Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
         at July 1, 2000 and January 1, 2000 (audited)........................3

         Unaudited Condensed Consolidated Statements of Operations
         for the three months and six months
         ended July 1, 2000 and June 30, 1999.................................4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended July 1, 2000 and June 30, 1999..............5

         Notes to Unaudited Condensed Consolidated Financial Statements.......6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

Part II:  Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders.......15

         Item 6.   Exhibits and Reports on Form 8-K .........................16

Signature....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                                    JANUARY 1,
                                                                                      JULY 1,          2000
                                                                                       2000         (audited)
                                                                                     --------       ---------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                      $  5,902        $ 12,064
      Trade accounts receivable, net                                                    7,042               -
      Inventories, net                                                                  8,763               -
      Prepaid expenses and other receivables                                              391              11
                                                                                     --------        --------
          Total current assets                                                         22,098          12,075
      Property, plant and equipment, net                                                7,479               -
      Goodwill, net                                                                    11,935               -
      Other assets                                                                        252               8
                                                                                     --------        --------
          Total assets                                                               $ 41,764        $ 12,083
                                                                                     ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable                                                         $  3,985        $     67
      Current portion of long-term debt                                                   360               -
      Legal settlement                                                                     80              80
      Accrued expenses                                                                  2,423               -
      Bank overdraft payable                                                              317               -
                                                                                     --------        --------
          Total current liabilities                                                     7,165             147
                                                                                     --------        --------
Revolving credit loan                                                                   7,570               -
Long-term debt, excluding current portion                                               5,053               -
Other long-term liabilities                                                                85               -
Stockholders' equity:
      Common stock, $.001 par value.  Authorized 10,000,000 shares;
          4,519,337 and 2,601,000 shares issued and outstanding at
          July 1, 2000 and January 1, 2000 respectively                                     5               3
      Additional paid-in capital                                                       35,262          24,264
      Accumulated other comprehensive loss - foreign currency
          translation adjustments                                                         (34)              -
      Accumulated deficit                                                             (13,342)        (12,331)
                                                                                     --------        --------
          Total stockholders' equity                                                   21,891          11,936
                                                                                     --------        --------
Commitments and contingencies
          Total liabilities and stockholders' equity                                 $ 41,764        $ 12,083
                                                                                     ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                -----------------------------       -----------------------------
                                                   JULY 1,          JUNE 30,           JULY 1,          JUNE 30,
                                                    2000              1999              2000              1999
                                                -----------       -----------       -----------       -----------

Net Sales                                       $    10,243       $         -       $    13,898       $         -
Cost of Sales                                         8,334                 -            10,941                 -
                                                -----------       -----------       -----------       -----------
         Gross Profit                                 1,909                 -             2,957                 -

Selling, general and
   administration expenses                            2,734                 9             3,785                 9
                                                -----------       -----------       -----------       -----------
         Operating loss                                (825)               (9)             (828)               (9)
Interest expense                                        313                 -               412                 -
Other income, net                                      (128)              (37)             (260)              (37)
                                                -----------       -----------       -----------       -----------
         Income (loss) before income taxes           (1,010)               28              (980)               28
Income tax expense                                        9                 -                31                 -
                                                -----------       -----------       -----------       -----------
         Income (loss) from continuing
            operations                               (1,019)               28            (1,011)               28
Income (loss) from discontinued operations                -                11                 -               (32)
                                                -----------       -----------       -----------       -----------
         Net income (loss)                      $    (1,019)      $        39       $    (1,011)      $        (4)
                                                ===========       ===========       ===========       ===========

Basic and diluted income (loss) per share:
   Continuing operations                        $     (0.23)      $      0.06       $     (0.26)      $      0.12
   Discontinued operations                                -              0.02                 -             (0.14)
                                                -----------       -----------       -----------       -----------
                                                $     (0.23)      $      0.08       $     (0.26)      $     (0.02)
                                                ===========       ===========       ===========       ===========

Weighted average shares outstanding               4,517,667           446,333         3,908,377           234,167
                                                ===========       ===========       ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                                   JULY 1,        JUNE 30,
                                                                                    2000            1999
                                                                                  --------        --------
Cash flows from operating activities:
     Net loss                                                                     $ (1,011)       $     (4)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     379               2
     Noncash interest expense                                                           58               -
     Gain on forgiveness of debt                                                         -             (24)

Changes in working capital components                                               (1,951)            (67)
                                                                                  --------        --------
          Net cash used in operating activities                                     (2,525)            (93)
                                                                                  --------        --------

Cash flows from investing activities:
     Capital expenditures for property, plant and equipment, net                       (58)              -
     Payment for acquisition of businesses, net of cash acquired                   (13,285)              -
                                                                                  --------        --------
          Net cash used in investing activities                                    (13,343)              -
                                                                                  --------        --------

Cash flows from financing activities:
     Change in bank overdraft payable                                                 (748)              -
     Net borrowings under revolving credit loan                                      2,488               -
     Issuance of common stock                                                        8,000          12,212
                                                                                  --------        --------
          Net cash provided by financing activities                                  9,740          12,212
          Effect of foreign currency translation on cash                               (34)              -
                                                                                  --------        --------
          Net increase (decrease) in cash                                           (6,162)         12,119
Cash and cash equivalents, beginning of period                                      12,064               2
                                                                                  --------        --------
Cash and cash equivalents, end of period                                          $  5,902        $ 12,121
                                                                                  ========        ========

Supplemental cash flow disclosure:
     Cash paid for interest                                                       $    387             $ -

Supplemental non cash disclosure:
     Common stock issued for acquisition                                          $  3,000             $ -

See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


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

DESCRIPTION OF BUSINESS

The primary business of the Company, through the operations of its wholly-owned subsidiary, Long Reach Holdings, Inc. ("Long Reach"), and Long Reach's subsidiaries, Brudi Pacific Pty Ltd and Presto Lifts, Inc. ("Presto Lifts"), is the manufacturing and marketing of hydraulically activated material handling and ergonomic work positioning equipment in Houston ,Texas; Pawtucket, Rhode Island; Little Rock, Arkansas; and Wingfield, South Australia. The Company markets the majority of its products through numerous material handling dealers in the U.S. and internationally. The Company's raw materials are readily available and the Company is not dependent on a single supplier or only a few suppliers of proprietary products and is not dependent on any one customer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Long Reach. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

                        TBM HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


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


FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the foreign subsidiary have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are excluded from the statements of operations and are reported as accumulated other comprehensive loss, as a separate component of stockholders' equity, until realized. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Any transaction gains and losses are included in the determination of net income
(loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities, revolving credit loan and long-term debt approximate the fair value of such items at July 1, 2000.

(2) ACQUISITION

On February 23, 2000, the Company acquired Long Reach in a merger transaction pursuant to which Long Reach merged into a wholly-owned subsidiary of the Company (the "Surviving Corporation"). The aggregate consideration in respect of the acquisition was (1) $1,500 of cash, (2) the issuance of 500,000 shares of the Company's common stock valued at $6 per share, (3) the Surviving Corporation's issuance of $3,000 of new subordinated notes to refinance a portion of existing subordinated notes with certain shareholders of Long Reach and (4) the assumption by the Surviving Corporation of $10,921 of outstanding bank debt at the date of the acquisition. Additionally, new contingent subordinated notes will be issued to certain shareholders of Long Reach in an aggregate amount not to exceed $2,000 in the event that certain net sales

                        TBM HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


targets are achieved in calendar year 2000. The subordinated notes are and, if issued, the contingent subordinated notes will be, guaranteed by the Company. The Company also incurred approximately $936 of costs directly attributable to the acquisition, of which $874 had been paid as of July 1, 2000. The acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition. Assets acquired and liabilities assumed consist primarily of accounts receivable, inventory, fixed assets, accounts payable and long-term debt.

On May 16, 2000, the Company, through its wholly-owned subsidiary, Long Reach, acquired Lee Engineering Company, Inc. ("Lee") pursuant to a stock purchase agreement. The acquisition was effected by Long Reach's purchase of all of the outstanding common stock of Lee from United Dominion Industries, Inc. for $7,383 of cash. The Company also incurred approximately $310 of costs directly attributable to the acquisition, all of which had been paid as of July 1, 2000. The acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition. Assets acquired and liabilities assumed consist primarily of accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. Lee's name was changed to Presto Lifts, Inc. on May 22, 2000.

Results for the six months ended July 1, 2000 include the operating results of Long Reach for the period February 24, 2000 through July 1, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through July 1, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the six months ended July 1, 2000, and for the year ended January 1, 2000, respectively, based upon historical information that has been adjusted to reflect the Company's acquisitions of Long Reach and Presto Lifts as if such transactions occurred at January 1, 1999. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transaction been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data


                                                        Six months ended    Six Months Ended
                                                          July 1, 2000        June 30, 1999
                                                          ------------        -------------
          Net sales                                        $    25,214        $    28,726
          Loss from continuing operations                       (2,549)              (743)
          Net loss                                         $    (2,549)       $      (775)
                                                           ===========        ===========
          Basic and diluted income (loss) per share:
                   From continuing operations              $     (0.65)       $     (1.01)
                   From discontinued operations                     --               (.04)
                                                           -----------        -----------
                   Net                                     $     (0.65)             (1.06)
                                                           ===========        ===========
          Basic and diluted weighted average shares
            outstanding                                      3,908,377            734,167
                                                           ===========        ===========

                        TBM HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


(3) INVENTORIES

Inventory costs at July 1, 2000 are summarized as follows:


      Raw materials                              $3,962
      Work in process                             1,749
      Finished goods                              3,052
                                                 ------
      Total inventories                          $8,763
                                                 ======

(4) LONG-TERM DEBT AND REVOLVING CREDIT LOAN

Long-term debt at July 1, 2000 is summarized as follows:

      Note payable to bank, interest at the lender's prime rate plus 1.0%, due in monthly principal installments of $50 or $60 beginning January 1, 2001,
      with final payment due March 31, 2003                                             $ 2,500

      Notes payable to stockholders, interest at 0% through December 31, 2000,
      6% beginning January 1, 2001 through February 23, 2004, and Senior Debt
      Rate plus 2% thereafter until maturity on February 23, 2005                         2,913
                                                                                        -------
           Total long-term debt                                                         $ 5,413
      Less current portion                                                                  360
                                                                                        -------
           Long-term debt, excluding current portion                                    $ 5,053
                                                                                        =======

In connection with the acquisitions of Long Reach and Presto Lifts (see note 2), the Company amended Long Reach's revolving credit agreement and term loan with a bank. The amended credit agreement includes a revolving credit loan with a maximum commitment of $10,000, subject to borrowing base availability and other items, and a term loan of $2,500. Borrowings under the amended credit agreement accrue interest at the bank's prime rate (9 1/2% at July 1, 2000) plus 0.25% to 1% under differing circumstances. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2003. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the credit agreement in connection with the Long Reach acquisition. At July 1, 2000, the borrowing base availability for the revolving credit loan was determined to be $8,743, of which the Company had utilized $7,570.

The credit agreement, as amended, also provides that the term loan be repaid in principal installments of $60, payable on the first day of each month beginning January 1, 2001, and continuing through and including December 1, 2001, and $50, payable on the first day of each month beginning January 1, 2002, and continuing through March 31, 2003. The Company is required to meet certain financial covenants as defined in the credit agreement, as amended.

The $3,000 notes payable to stockholders were recorded at a discount at acquisition date and interest is being imputed at 6% using the interest method to reflect an effective interest rate over the life of the notes.

The notes payable to stockholders, the term loan and the revolving credit loan are secured by liens on substantially all of Long Reach's and Presto Lifts' assets. In addition, the amended credit agreement contains various restrictions, including restrictions relating to entering into certain activities, payment of dividends, investments, capital leases and purchases and sales of assets, and also requires compliance with certain financial ratios and minimum levels of working capital.

                        TBM HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



(5) STOCKHOLDERS' EQUITY

On February 23, 2000, the Company completed a private placement of its common stock, $.001 par value per share, pursuant to which it issued and sold an aggregate of 916,667 restricted shares at $6.00 per share, for aggregate proceeds to the Company of $5,500. In addition, a shareholder exercised an option to purchase 500,000 restricted shares of Common Stock at $5.00 per share, for aggregate proceeds to the Company of $2,500.

(6) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per common share is determined on the assumption that outstanding dilutive stock options and warrants have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Because the Company reported a net loss for the six month periods ended July 1, 2000 and June 30, 1999, basic and diluted loss per common share are the same.

At July 1, 2000, there were 5,630 shares of common stock subject to stock options that were not included in the calculation of diluted loss per common share, because to do so would have been antidilutive.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         On May 16, 2000, the Company completed the acquisition of Lee from United Dominion Industries, Inc. Since 1944, Lee has been manufacturing material handling equipment including pallet stackers, scissor lifts and dock lifts under the Presto Lifts and Regal brand names. Subsequent to the acquisition, the Company changed the name of the acquired company to Presto Lifts, Inc. Presto Lifts is a wholly-owned subsidiary of Long Reach.

         Long Reach and Presto Lifts are the first of several potential acquisitions by the Company in the material handling and ergonomic work positioning equipment industry. The Company is engaged in preliminary discussions with several additional acquisition candidates. Negotiations are ongoing; however, no assurance of success with respect to these negotiations, or the Company's efforts to identify and acquire any additional manufacturing companies, can be made.

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

         Results for the six months ended July 1, 2000 include the operating results of Long Reach for the period February 24, 2000 through July 1, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through July 1, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

         The Company generated net sales of $10,243 and a net loss of $(1,019) for the three months ended July 1, 2000 compared with no sales and net income of $39 for the comparable period in 1999. For the three months ended July 1, 2000, gross profit represented 18.6% of net sales, and selling, general and administrative expenses represented 26.7% of net sales. During the three months ended June 30, 1999, the Company had no ongoing operations and, accordingly, no sales. The net income for this period reflected the cost of maintaining a business office and the cost of compliance with the Company's reporting obligations as a public company, offset by other income which generated net income for the period.

         During the three and six months ended July 1, 2000, the increase in net sales, cost of sales and selling, general and administrative expenses over the corresponding period of the prior year is the result of the acquisitions by the Company of Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000.

         Interest expense for the three and six months ended July 1, 2000 was $313 and $412, respectively. This reflects the interest expense for the period February 24, 2000 through July 1, 2000 under Long Reach's revolving line of credit and term loan, each as amended. Other income, net was $128 and $260 for the three and six months ended July 1, 2000, as compared to $37 for the corresponding periods of the prior year. This represents income from investment of excess cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $2,525 for the six months ended July 1, 2000, compared with $93 for the six months ended June 30, 1999. This change reflects the net loss for the six months ended July 1, 2000 of $1,011 combined with the negative changes in working capital components for such period of $1,951 following the consolidation of the Company with Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000. The most significant change in the working capital components of the Company was a reduction in payables resulting from the Company's efforts to bring Long Reach's payables to suppliers current.

         Net cash used in investing activities was $13,343 for the six months ended July 1, 2000, compared with $0 for the corresponding six months in 1999. This investment reflects the acquisition of Long Reach on February 23, 2000, and the acquisition of Presto Lifts on May 16, 2000.

         Net cash provided by financing activities was $9,740 for the six months ended July 1, 2000, as compared to $12,212 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended July 1, 2000 reflects the issuance of common stock of $8,000 and an increase in borrowings of $1,740 under Long Reach's revolving credit agreement to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period. Net cash provided by financing activities for the six months ended June 30, 1999 reflects the issuance of common stock of $12,212 in connection with the Company's private placement on June 15, 1999.

         At July 1, 2000, the Company owed $7,570 under its revolving credit facility. Long term debt outstanding at July 1, 2000 consisted of a $2,500 note payable to the bank and $2,913 of notes payable to stockholders.

         Issuance of common stock was $8,000 and $12,212 for the six months ended July 1, 2000 and June 30, 1999, respectively. Issuance of common stock for the six months ended July 1, 2000 reflects the Company's private placement of its common stock on February 23, 2000 and the exercise of an option. Common stock issued for acquisition for the six months ended July 1, 2000 represents the Company's issuance of 500,000 shares of its common stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000. Issuance of common stock of $12,212 for the six months ended June 30, 1999 reflects the Company's private placement of its common stock on June 15, 1999.

         Capital expenditures for property, plant and equipment totaled $58 for the first six months of fiscal 2000. Total capital expenditures for the Long Reach and Presto Lifts operations are currently expected to aggregate $450 for fiscal 2000. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements with respect to the operations of the Company for fiscal year 2000. See however "Forward-Looking Statements" below.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

         The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

         Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase the Company's net loss for the second quarter and six months ended July 1, 2000 by approximately $25 and $33, respectively. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. The Company currently has foreign operations in Australia. The translation adjustment during the six months ended July 1, 2000 was a loss of $34, which was recognized in accumulated other comprehensive loss in the unaudited condensed consolidated financial statements included herein.

ADDITIONAL INFORMATION

         The Company has begun implementing the Kaizen Growth Strategy and restructuring operations at Long Reach and Presto Lifts. The Company's goal is to reduce product costs by improving manufacturing methods and processes to improve productivity. As this process continues, the Company expects Long Reach and Presto Lifts to have marginally profitable or unprofitable results through December 31, 2000. The Company's goal is to complete a majority of this restructuring during 2000 and to achieve improved profitability during 2001. However, there can be no assurance that this restructuring will be completed within this timeframe or that improved financial results will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 will have a material effect on its financial condition or results of operation because the Company historically has not entered into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company understands that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes the Company's revenue recognition practices, it is required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000. The Company cannot determine the potential impact that SAB No. 101 may have on its consolidated financial position or results of operations at this time. Additionally, the Company has not determined if it will adopt SAB No. 101 early.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation; an Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding
(a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on April 28, 2000. The following seven directors were elected to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified: Anand Sharma, William A. Schwartz, Amy Ludwig Weisman, Rainer H. Bosselmann, Daniel A. Levinson, Herbert E. Brown and Michael B. DeFlorio.

         The number of shares voted in favor of each of the nominees for director was 3,247,445, which represented a majority of the outstanding voting stock of the Company. Fourteen (14) shares were voted to withhold approval of each nominee for director.

         The shareholders also voted to ratify the selection of KPMG LLP as independent accountants of the Company for the fiscal year ending December 30, 2000. 3,247,440 shares were voted in favor of such proposal, representing a majority of the outstanding voting stock of the Company. Four (4) votes were cast against this proposal; fifteen (15) votes were cast to abstain.

         The shareholders voted to approve the Company's adoption of its 1999 Stock Option Plan. 3,187,422 shares were voted in favor of such proposal, representing a majority of the outstanding voting stock of the Company. 60,031 votes were cast against this proposal; six (6) votes were cast to abstain.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

         Exhibit No.    Description
         ----------     -----------
            10.1        1999 Stock Option Plan.

            10.2        First Amendment to Employment Agreement, dated as of May 1, 2000, between
                        TBM Holdings, Inc. and William Schwartz.

            10.3        Employment Agreement, dated as of April 3, 2000, between Long Reach Holdings,
                        Inc. and William Sample.

            27          Financial Data Schedule for the six months ended July 1, 2000.

         (b)      REPORTS ON FORM 8-K

                  During the three months ended July 1, 2000, the Company filed one Current Report on Form 8-K and one Amendment to Current Report on Form 8-K, each as described below. Reference is made to such Current Report or Amendment to Current Report for a complete description of the disclosures contained therein.

                  Amendment No. 1 to Current Report on Form 8-K (Form 8-K/A) dated February 23, 2000, filed with the Commission on May 5, 2000, containing disclosure under Item 7. Such Amendment No. 1 to Current Report on Form 8-K (Form 8-K/A) included the financial statements of the business acquired and pro forma financial information required by Items 310(c) and 310(d) of Regulation S-B under Item 7 of Form 8-K.

                  Current Report on Form 8-K dated May 16, 2000, filed with the Commission on May 24, 2000, containing disclosure under Item 2, Item 4 and Item 7. Such Current Report on Form 8-K (i) reported the acquisition of Lee Engineering Company, Inc. and related transactions, (ii) reported the change in the Company's certifying accountant from Richard A. Eisner & Company LLP to KPMG LLP, and (iii) in connection with the Company's acquisition of Long Reach Holdings, Inc., reported that the financial statements and pro forma financial information required by Items 310(c) and 310(d) of Regulation S-B under Item 7 of Form 8-K would be provided by amendment to Form 8-K no later than July 31, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TBM HOLDINGS, INC.


Date:    August 15, 2000                   By:      /s/ William A. Schwartz
                                              ----------------------------------
                                           William A. Schwartz, President and
                                               Principal Financial Officer