Form 10QSB
period 2000-09-30
TBM HOLDINGS INC
filed 2000-11-14
CIK 824109

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000

      ( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from _____ to _____

                         Commission File Number 0-18707

                                TBM HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                FLORIDA                                  59-2824411
    (State or Other Jurisdiction of          (IRS Employer Identification No.)
             Incorporation)

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

                                [ X ] Yes [  ] No

      The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 13, 2000, was 5,442,413, excluding 517 contingently issuable shares held by an escrow agent.

      Transitional Small Business Disclosure Format (check one):

                                [  ] Yes [ X ] No

                                      INDEX

                                TBM HOLDINGS INC.


Part I:  Financial Information

      Item 1. Consolidated Financial Statements

      Unaudited Condensed Consolidated Balance Sheets
      at September 30, 2000 and January 1, 2000 (audited)...................     3

      Unaudited Condensed Consolidated Statements of Operations
      for the three months and nine months
      ended September 30, 2000 and September 30, 1999.......................     4

      Unaudited Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 2000 and September 30, 1999................     5

      Notes to Unaudited Condensed Consolidated Financial Statements........     6

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................................    11

Part II:  Other Information

      Item 6. Exhibits and Reports on Form 8-K .............................    16

Signature...................................................................    17

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        TBM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                           JANUARY 1,
                                                                           SEPTEMBER 30,      2000
                                                                              2000          (audited)
                                                                            --------         --------
             ASSETS
Current assets:

     Cash and cash equivalents                                              $  4,458         $ 12,064
     Trade accounts receivable, net                                            6,730               --
     Inventories, net                                                          8,614               --
     Prepaid expenses and other receivables                                      355               11
                                                                            --------         --------
        Total current assets                                                  20,157           12,075
     Property, plant and equipment, net                                        7,459               --
     Goodwill, net                                                            11,914               --
     Other assets                                                                230                8
                                                                            --------         --------
        Total assets                                                        $ 39,760         $ 12,083
                                                                            ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                 $  3,955         $     67
     Current portion of long-term debt                                           540               --
     Legal settlement                                                             80               80
     Accrued expenses                                                          2,484               --
     Bank overdraft payable                                                      546               --
                                                                            --------         --------
        Total current liabilities                                              7,605              147
Revolving credit loan                                                          7,278               --
Long-term debt, excluding current portion                                      4,916               --
Other long-term liabilities                                                       62               --
Stockholders' equity:
     Common stock, $.001 par value.  Authorized
        10,000,000 shares; 4,519,337 and 2,601,000 shares issued and outstanding at September 30, 2000 and January 1, 2000
        respectively                                                               5                3
     Additional paid-in capital                                               35,262           24,264
     Accumulated other comprehensive loss - foreign currency
        translation adjustments                                                 (109)              --
     Accumulated deficit                                                     (15,259)         (12,331)
                                                                            --------         --------
        Total stockholders' equity                                            19,899           11,936
                                                                            --------         --------
Commitments and contingencies
                                                                            --------         --------
        Total liabilities and stockholders' equity                          $ 39,760         $ 12,083
                                                                            ========         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                           --------------------------------        ---------------------------------
                                           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                               2000                1999                2000                1999
                                           -----------         -----------         -----------         -----------
Net Sales                                  $    11,941         $        --         $    25,839         $        --
Cost of Sales                                   10,240                  --              21,181                  --
                                           -----------         -----------         -----------         -----------
       Gross Profit                              1,701                  --               4,658                  --

Selling, general and
       administrative expenses                   3,312                 180               7,097                 189
                                           -----------         -----------         -----------         -----------
       Operating loss                           (1,611)               (180)             (2,439)               (189)
Interest expense                                   330                  --                 742                  --
Other income, net                                  (37)               (149)               (297)               (186)
                                           -----------         -----------         -----------         -----------
       Loss before income taxes                 (1,904)                (31)             (2,884)                 (3)
                                           -----------         -----------         -----------         -----------
Income tax expense                                  13                  --                  44                  --
                                           -----------         -----------         -----------         -----------
       Loss from continuing
           operations                           (1,917)                (31)             (2,928)                 (3)
Loss from discontinued operations                   --                  --                  --                 (32)
                                           -----------         -----------         -----------         -----------
       Net loss                            $    (1,917)        $       (31)        $    (2,928)        $       (35)
                                           ===========         ===========         ===========         ===========

Basic and diluted loss per share:

       Continuing operations               $     (0.42)        $     (0.01)        $     (0.71)        $        --
       Discontinued operations                      --                  --                  --               (0.03)
                                           -----------         -----------         -----------         -----------
                                           $     (0.42)        $     (0.01)        $     (0.71)        $     (0.03)
                                           ===========         ===========         ===========         ===========

Weighted average shares outstanding          4,517,667           2,568,000           4,110,733           1,012,111
                                           ===========         ===========         ===========         ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      NINE MONTHS ENDED
                                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                                     2000             1999
                                                                                   --------         --------
Cash flows from operating activities:

    Net loss                                                                       $ (2,928)        $    (35)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       765                2
    Noncash interest expense                                                            102               --
    Gain on forgiveness of debt                                                          --              (24)

Changes in working capital components                                                (1,560)            (108)
                                                                                   --------         --------
       Net cash used in operating activities                                         (3,621)            (165)
                                                                                   --------         --------
Cash flows from investing activities:

    Capital expenditures for property, plant and equipment, net                        (247)              (6)
    Payment for acquisition of businesses, net of cash acquired                     (13,394)              --
                                                                                   --------         --------
       Net cash used in investing activities                                        (13,641)              (6)
                                                                                   --------         --------

Cash flows from financing activities:

    Change in bank overdraft payable                                                   (519)              --
    Net borrowings under revolving credit loan                                        2,196               --
    Issuance of common stock                                                          8,000           12,212
                                                                                   --------         --------
       Net cash provided by financing activities                                      9,677           12,212
       Effect of foreign currency translation on cash                                   (21)              --
                                                                                   --------         --------
       Net increase (decrease) in cash                                               (7,606)          12,041
Cash and cash equivalents, beginning of period                                       12,064                2
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $  4,458         $ 12,043
                                                                                   ========         ========

Supplemental cash flow disclosure:

    Cash paid for interest                                                         $    736         $     --
    Cash paid for income taxes                                                     $    106         $     --

Supplemental non cash disclosure:
    Common stock issued for acquisition                                            $  3,000         $     --


See accompanying notes to unaudited condensed consolidated financial statements.

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



(1) GENERAL; DESCRIPTION OF BUSINESS; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The condensed consolidated financial statements included herein have been prepared by TBM Holdings Inc. (the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company's most recently audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 1, 2000.

DESCRIPTION OF BUSINESS

The primary business of the Company, through the operations of its wholly-owned subsidiary, Long Reach Holdings, Inc. ("Long Reach"), and Long Reach's subsidiaries, Brudi Pacific Pty Ltd. and Presto Lifts, Inc. ("Presto Lifts"), is the manufacturing and marketing of hydraulically activated material handling equipment in Houston, Texas; Pawtucket, Rhode Island; Little Rock, Arkansas;
and Adelaide, Australia. The Company markets the majority of its products through numerous material handling dealers in the U.S. and internationally. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers of common proprietary products and is not dependent on any one customer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Long Reach. All significant intercompany transactions have been eliminated in consolidation.

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


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

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


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

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities, revolving credit loan and long-term debt approximate the fair value of such items at September 30, 2000.

(2) ACQUISITIONS

On February 23, 2000, the Company acquired Long Reach in a merger transaction pursuant to which Long Reach merged into a wholly-owned subsidiary of the Company (the "Surviving Corporation"). The aggregate consideration in respect of the acquisition was (1) $1,500 of cash, (2) the issuance of 500,000 shares of the Company's common stock valued at $6 per share, (3) the Surviving Corporation's issuance of $3,000 of new subordinated notes to refinance a portion of existing subordinated notes with certain shareholders of Long Reach and (4) the assumption by the Surviving Corporation of $10,921 of outstanding bank debt at the date of the acquisition. Upon closing, the Company paid down $5,338 of the debt assumed. Additionally, new contingent subordinated notes will be issued to certain shareholders of Long Reach in an aggregate amount not to exceed $2,000 in the event that certain net sales targets are achieved in calendar year 2000. The subordinated notes are and, if issued, the contingent subordinated notes will be, guaranteed by the Company. The Company also incurred approximately $951 of costs directly attributable to the acquisition, of which $889 had been paid as of September 30, 2000. The acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition. Assets acquired and liabilities assumed consist primarily of accounts receivable, inventory, fixed assets, accounts payable and long-term debt.

On May 16, 2000, the Company, through its wholly-owned subsidiary, Long Reach, acquired Lee Engineering Company, Inc. ("Lee") pursuant to a stock purchase agreement. The acquisition was effected by Long Reach's purchase of all of the outstanding common stock of Lee from United Dominion Industries, Inc. for $7,383 cash. The Company also incurred approximately $391 of costs directly attributable to the acquisition, all of which had been paid as of September 30, 2000. The acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition. Assets acquired and liabilities assumed consist primarily of accounts receivable, inventory, fixed assets,

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


accounts payable and accrued expenses. Lee's name was changed to Presto Lifts, Inc. on May 22, 2000.

Results for the nine months ended September 30, 2000 include the operating results of Long Reach for the period February 24, 2000 through September 30, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through September 30, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the nine months ended September 30, 2000 and September 30, 1999, respectively, based upon historical information that has been adjusted to reflect the Company's acquisitions of Long Reach and Lee as if such transactions occurred at January 1, 1999. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transaction been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data

                                                        Nine months ended       Nine months ended
                                                        September 30, 2000      September 30, 1999
                                                        ------------------      ------------------
      Net sales                                            $    37,156             $    41,342
      Loss from continuing operations                           (4,320)                 (2,710)

      Net loss                                             $    (4,320)            $    (2,742)
                                                           ===========             ===========
      Basic and diluted loss per share:

               From continuing operations                  $     (1.02)            $     (1.79)

               From discontinued operations                         --                   (0.02)
                                                           -----------             -----------
               Net                                         $     (1.02)            $     (0.81)
                                                           ===========             ===========
      Basic and diluted weighted average shares
        outstanding                                          4,238,470               1,512,111
                                                           ===========             ===========

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



(3) INVENTORIES

Inventory costs at September 30, 2000 are summarized as follows:

      Raw materials                              $3,859
      Work in process                             1,432
      Finished goods                              3,323
                                                 ------
      Total inventories                          $8,614
                                                 ======


(4) LONG-TERM DEBT AND REVOLVING CREDIT LOAN

Long-term debt at September 30, 2000 is summarized as follows:


      Note payable to bank, interest at the lender's prime rate plus 1.0%, due in monthly principal installments of $50 or $60 beginning January 1, 2001,
      with final payment due March 31, 2003                                         $ 2,500

      Notes payable to stockholders, interest at 0% through December 31, 2000,
      6% beginning January 1, 2001 through February 23, 2004, and Senior Debt
      Rate plus 2% thereafter until maturity on February 23, 2005                     2,956
                                                                                    -------
           Total long-term debt                                                     $ 5,456

      Less current portion                                                              540
                                                                                    -------
           Long-term debt, excluding current portion                                $ 4,916
                                                                                    =======

In connection with the acquisitions of Long Reach and Lee (see note 2), the Company amended Long Reach's revolving credit agreement and term loan with a bank. The amended credit agreement includes a revolving credit loan with a maximum

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


commitment of $10,000, subject to borrowing base availability and other items, and a term loan of $2,500. Borrowings under the amended credit agreement accrue interest at the bank's prime rate (9.5% at September 30, 2000) plus 0.25% to 1% under differing circumstances. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2003. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the amended credit agreement in connection with the Long Reach acquisition. At September 30, 2000, the borrowing base availability for the revolving credit loan was determined to be $8,323, of which the Company had utilized $7,278.

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

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


(6) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per common share is determined on the assumption that outstanding dilutive stock options and warrants have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Because the Company reported a net loss for the three and nine month periods ended September 30, 2000 and September 30, 1999, basic and diluted loss per common share are the same.

At September 30, 2000, there were 59,630 shares of common stock subject to stock options that were not included in the calculation of diluted loss per common share, because to do so would have been antidilutive.

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

(8) SUBSEQUENT EVENTS

On October 2, 2000, the Company announced that its Little Rock, Arkansas facility will be closed by December 31, 2000. This action will result in the involuntary termination of substantially all of the 82 employees at Little Rock. Product lines currently located in Little Rock will be transferred to other locations. The Company will record an estimated fourth quarter charge of $861 for exit costs including involuntary termination benefits of $693. In addition, the Company anticipates that the closure will generate additional losses in the amount of $610, to be recognized in the fourth quarter, 2000.

                        TBM HOLDINGS INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


On October 19, 2000, a wholly owned subsidiary of the Company executed an agreement to purchase substantially all of the assets and specific liabilities of Blue Giant Limited ("Blue Giant"), a wholly owned subsidiary of CLARK Material Handling Company ("Clark"), and certain intellectual property of Blue Giant Corporation, also a subsidiary of Clark, for an aggregate purchase price of $11,000, subject to closing adjustments. Based in Ontario, Canada, Blue Giant is a manufacturer of loading dock equipment; the intellectual property acquired from Blue Giant Corporation will allow Blue Giant to manufacture wheeled products. This acquisition closed on November 10, 2000. The Company funded the acquisition through a combination of debt and additional equity investment by certain existing stockholders.

On November 2, 2000 Long Reach Holdings, Inc. changed its name to Long Reach,
Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The dollar amounts reported in this Part I, Item 2 are reported in thousands.

      On June 15, 1999, the Company completed a private placement in which it raised $12,730 from investors. Upon the closing of the private placement, the Company changed its name from Specialty Retail Group, Inc. to TBM Holdings Inc. Prior to and after the private placement, the Company had no operating business. The Company planned to use the proceeds of the private placement to purchase an operating company within a manufacturing industry. The Company intended to implement the Toyota Production System using the Kaizen Growth Strategy to improve the results of an under-performing manufacturing company once acquired.

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

      On October 19, 2000, a wholly owned subsidiary of the Company executed an agreement to purchase substantially all of the property and assets, and assume specified liabilities, of Blue Giant Limited ("Blue Giant"), a wholly owned subsidiary of CLARK Material Handling Company ("Clark"), and certain intellectual property of Blue Giant Corporation, also a subsidiary of Clark, for an aggregate purchase price of $11,000, subject to closing adjustments. Based in Ontario, Canada, Blue Giant is a manufacturer of loading dock equipment, including dock levelers, elevating docks, edge of dock levers, truck restraints, hydraulic lift tables and related parts and accessories. The intellectual property acquired from Blue Giant Corporation will allow Blue Giant to manufacture wheeled products, including powered stackers, and powered and manual pallet trucks. This acquisition closed on November 10, 2000. The Company funded the acquisiton through a combination of debt and additional equity investment by certain existing stockholders.

      Long Reach, Presto Lifts and Blue Giant are the first of several potential acquisitions by the Company in the material handling equipment industry. The Company is engaged in preliminary discussions with several additional acquisition candidates. Negotiations are ongoing; however, no assurance of success with respect to these negotiations, or the Company's efforts to identify and acquire any additional manufacturing companies, can be made.

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

      Results for the nine months ended September 30, 2000 include the operating results of Long Reach for the period February 24, 2000 through September 30, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through September 30, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

      The Company generated net sales of $11,941 and a net loss of $1,917 for the three months ended September 30, 2000 compared with no sales and net loss of $31 for the comparable period in 1999. For the three months ended September
30, 2000, gross profit represented 14.2% of net sales, and selling, general and administrative expenses represented 27.7% of net sales. During the three months ended September 30, 1999, the Company had no ongoing operations and, accordingly, no sales. The net loss for this period reflected the cost of maintaining a business office and the cost of compliance with the Company's reporting obligations as a public company, offset by other income.

      During the three and nine months ended September 30, 2000, the increase in net sales, cost of sales and selling, general and administrative expenses over the corresponding period of the prior year is the result of the acquisitions by the Company of Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000.

      Interest expense for the three and nine months ended September 30, 2000 was $330 and $742, respectively. This reflects the interest expense for the period February 24, 2000 through September 30, 2000 under Long Reach's revolving line of credit and term loan, each as amended. Other income, net was $37 and $297 for the three and nine months ended September 30, 2000, as compared to $149 and $186 for the corresponding periods of the prior year. This represents income from investment of excess cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $3,621 for the nine months ended September 30, 2000, compared with $165 for the nine months ended September 30, 1999. This change reflects the net loss for the nine months ended September 30, 2000 of $2,928 combined with the negative changes in working capital components for such period of $1,560 following the consolidation of the Company with Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000. The most significant change in the working capital components of the Company was a reduction in payables resulting from the Company's efforts to bring Long Reach's payables to suppliers current.

      Net cash used in investing activities was $13,641 for the nine months ended September 30, 2000, compared with $6 for the corresponding nine months in 1999. This investment reflects the acquisition of Long Reach on February 23, 2000, and the acquisition of Presto Lifts on May 16, 2000.

      Net cash provided by financing activities was $9,677 for the nine months ended September 30, 2000, as compared to $12,212 for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 reflects the issuance of common stock of $8,000 and a net increase in borrowings of $1,677 under Long Reach's revolving credit agreement to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period. Net cash provided by financing activities for the nine months ended September 30, 1999 reflects the issuance of common stock of $12,212 in connection with the Company's private placement on June 15, 1999.

      At September 30, 2000, the Company owed $7,278 under its revolving credit facility. Long term debt outstanding at September 30, 2000 consisted of a $2,500 note payable to the bank and $2,956 of notes payable to stockholders.

      Issuance of common stock was $8,000 and $12,212 for the nine months ended September 30, 2000 and 1999, respectively. Issuance of common stock for the nine months ended September 30, 2000 reflects the Company's private placement of its common stock and the exercise of an option on February 23, 2000. Issuance of common stock of $12,212 for the nine months ended September 30, 1999 reflects the Company's private placement of its common stock on June 15, 1999. Common stock issued for acquisition for the nine months ended September 30, 2000 represents the Company's issuance of 500,000 shares of its common stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000.

      Capital expenditures for property, plant and equipment totaled $247 for the first nine months of fiscal 2000. Total capital expenditures for the Long Reach and Presto Lifts operations are currently expected to aggregate $450 for fiscal 2000. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements with respect to the operations of the Company for fiscal year 2000. See however "Forward-Looking Statements" below.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

      Market Risk. The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

      Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the

Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase the Company's net loss for the third quarter and nine months ended September 30, 2000 by approximately $27 and $60, respectively. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

      Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. As of September 30, 2000, the Company had foreign operations in Australia. The translation adjustment during the nine months ended September 30, 2000 was a loss of $109, which was recognized in accumulated other comprehensive loss in the unaudited condensed consolidated financial statements included herein.

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

      The Company has announced the consolidation of its operations in Little Rock, Arkansas into its manufacturing locations in Houston, Texas and Pawtucket, Rhode Island. The Little Rock facility has a small administrative staff including engineering, customer service, purchasing, and manufacturing management. The Company has announced its plans for Long Reach to transfer its fork attachment production lines to the Company's Long Reach plant in Houston, Texas, and its Rol-lift material handling equipment production lines to the Company's Presto Lifts plant in Pawtucket, Rhode Island. The Company plans to complete this consolidation by the end of 2000.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SEC staff has issued a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes the Company's revenue recognition practices, it is required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000. The Company is currently evaluating the impact that SAB No. 101 may have on its consolidated financial position and results of operations.

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

ITEM  6 EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

     Exhibit No.    Description
     -----------    -----------

         27         Financial Data Schedule for the nine months ended
                    September 30, 2000.

      (b)   REPORTS ON FORM 8-K

            During the three months ended September 30, 2000, the Company filed one Current Report on Form 8-K and one Amendment to Current Report on Form 8-K, each described below. Reference is made to such Current Report or Amendment to Current Report for a complete description of the disclosures contained therein.

            Current Report on Form 8-K dated September 8, 2000, filed with the Commission on September 22, 2000, containing disclosure under Item
            5. Such Current Report on Form 8-K reported the signing of a non-binding letter of intent to acquire the assets and certain liabilities of Blue Giant Limited, a subsidiary of CLARK Material Handling Company ("Clark"), and certain intellectual property of Blue Giant Corporation, also a subsidiary of Clark.

            Amendment No. 1 to Current Report on Form 8-K (Form 8-K/A) dated May 16, 2000, filed with the Commission on July 31, 2000, containing disclosure under Item 7. Such Amendment No. 1 to Current Report on Form 8-K (Form 8-K/A) included the financial statements of the business acquired and pro forma financial information required by Items 310(c) and 310(d) of Regulation S-B under Item 7 of Form 8-K.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TBM HOLDINGS INC.



Date: November 14, 2000             By:   /s/ William A. Schwartz
                                       ----------------------------------
                                       William A. Schwartz, President and
                                          Principal Financial Officer