Form 10KSB
period 2000-12-30
TBM HOLDINGS INC
filed 2001-04-02
CIK 824109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number 0-18707


                                TBM HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                       59-2824411
      (State or Other                          (IRS Employer Identification No.)
Jurisdiction of Incorporation)

                                 136 MAIN STREET
                           WESTPORT, CONNECTICUT 06880
                     (Address of Principal Executive Office)

                                 (203) 227-6140
                (Issuer's Telephone Number, Including Area Code)

                               __________________

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

     For the fiscal year ended December 30, 2000, the issuer had revenues of $38,586,000.

     The aggregate market value of the issuer's common stock, par value $.001 per share, held by non-affiliates of the registrant (assuming for this purpose that all officers, directors and holders of more than 10% of the Company's outstanding common stock are affiliates), computed by reference to the average bid and asked prices of such stock as of March 28, 2001, was $12,831,504.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of March 28, 2001, was 5,595,089.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

                                     PART I

Item 1. Description of Business.


Prior History

     TBM Holdings Inc. (the "Company") was incorporated in Florida in 1987 under the name Specialty Retail Group, Inc. As of January 31, 1997, Specialty Retail Group, Inc. had sold or discontinued all business operations. On January 31, 1997, Specialty Retail Group, Inc.'s subsidiary filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In May 1998, a reorganization plan in the Chapter 11 proceeding was approved by the bankruptcy court. Under the terms of the reorganization plan, Specialty Retail Group, Inc. was released from all claims of the subsidiary and its creditors and settled its liability as a guarantor of the store lease to which the subsidiary was a party. The subsidiary was subsequently dissolved. Thereafter, and until June 15, 1999, Specialty Retail Group, Inc.'s only operations constituted maintaining a business office and complying with its reporting obligations as a publicly-owned company.

1999 Private Placement

     On June 15, 1999, the Company completed a private placement of restricted shares of the Company's Common Stock (the "1999 Private Placement"), in which the Company received aggregate gross proceeds of $12,730,000.

     Immediately prior to the closing of the 1999 Private Placement, the Company effected a one-for-412.92 reverse stock split of the Company's Common Stock for stockholders of record as of June 15, 1999, which resulted in the stockholders and certain creditors of the Company immediately prior to the 1999 Private Placement retaining stock or, in the case of the creditors, receiving options, with an aggregate value of approximately $300,000 at the time the 1999 Private Placement was consummated. The reverse stock split reduced the number of outstanding shares of Common Stock from 9,084,238 to 22,000 shares.

     In connection with the 1999 Private Placement, the Company elected a new board of directors and changed its name from Specialty Retail Group, Inc. to TBM Holdings Inc. Prior to the 1999 Private Placement, Specialty Retail Group, Inc.'s majority stockholder was Seymour Zises; in the 1999 Private Placement, control of Specialty Retail Group, Inc. changed from Mr. Zises to the investors in the 1999 Private Placement, who owned approximately 99% of the outstanding capital stock of the Company after consummation of the 1999 Private Placement. The Company had approximately 230 shareholders of record immediately prior to the 1999 Private Placement and approximately 335 shareholders of record immediately after the 1999 Private Placement.

Objective

     The Company's objective was to use the proceeds of the 1999 Private Placement to acquire one or more underperforming manufacturing companies and thereafter to improve their operating performance and profitability through implementation of the Toyota Production System using the Kaizen Growth Strategy.

Acquisitions

     On February 23, 2000, the Company acquired its first operating company, Long Reach, Inc. ("Long Reach"), through a merger transaction with a wholly-owned subsidiary of the Company. Long Reach manufactures material handling equipment, including masts, integrals and attachments for forklift trucks, and pallet trucks, stackers and scissor lifts. Long Reach, a wholly-owned subsidiary of the Company, is a Delaware corporation organized on January 5, 2000.

     On May 16, 2000, the Company closed a strategic add-on acquisition pursuant to which Long Reach purchased all of the outstanding capital stock of Lee Engineering Company, Inc. ("Lee Engineering") from its parent corporation. Lee Engineering's name was subsequently changed to Presto Lifts, Inc. ("Presto Lifts"). Presto Lifts manufactures material handling and ergonomic work positioning equipment, including scissor lifts and stackers. Presto Lifts, a wholly-owned subsidiary of Long Reach, is a Rhode Island corporation organized in 1977.

     On November 10, 2000, a wholly-owned subsidiary of the Company, an Ontario corporation organized in October 2000, purchased the assets of Blue Giant Limited, a subsidiary of CLARK Material Handling Company ("Clark"), and certain intellectual property from another Clark subsidiary. The Company's wholly-owned subsidiary, now named Blue Giant Equipment Corporation ("Blue Giant"), is a manufacturer of material handling equipment, including dock equipment such as hydraulic and mechanical dock levelers, truck restraints, door seals and portable dock lifts, and Class 3 lift trucks such as powered pallet trucks, stackers and counterweight lift trucks.

Toyota Production System and Kaizen Growth Strategy

     In accordance with its objective, the Company is currently implementing the Toyota Production System utilizing the Kaizen Growth Strategy at Long Reach and Presto Lifts. The Company plans to introduce the Toyota Production System utilizing the Kaizen Growth Strategy at Blue Giant during 2001.

     Toyota Production System. The Toyota Motor Corporation developed the Toyota Production System over 50 years ago. The goal of the Toyota Production System is to maintain a continuous flow of products manufactured to meet customer demand; it operates by pacing all operations to the rate of customer orders. This is achieved by manufacturing the required product in the quantity ordered and delivering it at the right time. The Company is not affiliated with the Toyota Motor Corporation.

     The Toyota Production System is supported by several components:

     o Just-in-Time Production - Just-in-Time, the realization of demand-drive production flow, allows factories to be more responsive to changes in demand. Demand-drive production involves producing a product on demand, at the time it is ordered. Just-in-Time involves producing the right product, in the right quantities, at the right time with the minimum material, labor, equipment and space. In a Just-in-Time system of producing with minimum inventories, production starts upon receipt of an order, inputs are delivered according to need, and output is shipped as soon as production is completed.

     o Total Quality Management - Total Quality Management is a quality control technique that detects defects so defective parts do not pass to the next operation. Total Quality Management also frees the worker from simply tending machines and provides the opportunity for multi-tasking and problem solving by line workers.

     The Toyota Production System, often called Just-in-Time manufacturing or Lean Production, has been applied worldwide by many industries, including manufacturers of automotive and motorcycle equipment and parts, heating, ventilation and air conditioning, machine tools, medical equipment, and electric and electro-mechanical equipment.

     Kaizen Growth Strategy. Kaizen, the Japanese word for "continuous improvement," is a process developed by the Toyota Motor Corporation. As implemented by TBM Consulting Group, Inc. (see "-- TBM Consulting Group, Inc." below), the Kaizen Growth Strategy is a long-term strategy for growth in market share and profitability achieved through improving product quality and being more responsive to customer needs with minimal investment in fixed assets. The Kaizen Growth Strategy is based on the premise that companies should be able to reduce costs, improve margins and improve cash flow by increasing labor productivity and asset utilization, and that shorter lead time and improved product quality should enable companies to meet customer demand more effectively, increasing sales and market share and achieving higher profitability.

     Kaizen Breakthrough. Kaizen Breakthrough is a hands-on, shop-floor based process that teaches participants how to rapidly convert the manufacturing operation to the Just-in-Time system. Kaizen Breakthrough is a team-based process that allows workers to participate in the improvement process. Kaizen Breakthrough projects typically target improvements in key business and manufacturing processes, including reductions in floor space and lead time, and improvements in worker productivity and product quality.

     TBM Consulting Group, Inc. Anand Sharma, the Chairman of the Board of the Company and Long Reach, founded TBM Consulting Group, Inc. in 1991. Mr. Sharma and William A. Schwartz, President and Chief Executive Officer and a director of the Company and a director of Long Reach, are officers and directors of TBM Consulting Group, Inc. TBM Consulting Group, Inc.'s exclusive focus is to provide manufacturing companies with consulting services to assist them in implementing the Toyota Production System utilizing the Kaizen Growth Strategy. Since its formation in 1991, TBM Consulting Group, Inc. has provided these services to more than 250 manufacturing companies around the world. In 1995, one of TBM Consulting Group, Inc.'s clients, Johnson & Johnson Medical, Inc., won the Shingo Prize for Excellence in Manufacturing awarded by Utah State University. TBM Consulting Group, Inc. provides shop floor Kaizen consulting and management services (including provision of interim management personnel) to the Company on a priority basis pursuant to a Consulting and Management Services Agreement with the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." TBM Consulting Group, Inc. is not a subsidiary of the Company.

     Implementation. In accordance with the strategy developed by TBM Consulting Group, Inc., the Company's implementation of the Toyota Production System using the Kaizen Growth Strategy is comprised of several initial steps, which are currently being implemented at Long Reach and Presto Lifts:

     o The Company installs a senior management team and seeks to rebuild existing management capability and establish a high performance culture at newly acquired companies. Management also conducts an organizational assessment and makes appropriate additions to fill key operational roles, either from professionals who are consultants employed by TBM Consulting Group, Inc. or from recruiting efforts conducted by management.

     o Management adopts a time-based strategy, a philosophy and strategy designed to reduce operational lead time for products and eliminate systemic causes of waste. "Waste" is defined as an activity or motion which takes time and costs money, but does not add value. Elimination of waste is targeted by use of formal systems, such as Just-in-Time, as well as by redesigning workflows, streamlining production processes, rationalizing operations or relocating machinery and rebuilding workstations to avoid extra motion by workers. The ultimate goal of the time-based strategy is to significantly reduce the time from customer order to product shipment.

     o The Company conducts a comprehensive business assessment of its operations, examining key business systems, product line profitability, customer profitability and business processes. Management's immediate goal is to establish integrity and reliability in key business systems, such as sales forecasting, material planning, factory scheduling, financial reporting and cash flow management.

     o During year one, in consultation with TBM Consulting Group, Inc., the Company begins to implement the Toyota Production System using the Kaizen Growth Strategy, a process which continues over a three-to-five year time period. Once the business is staffed, stabilized and directed toward specific goals, senior management will implement a strategic growth plan and continue, over the three-to-five year period, to implement the Toyota Production System utilizing the Kaizen Growth Strategy.

     The Company is in the process of implementing the Toyota Production System utilizing the Kaizen Growth Strategy and integrating and reorganizing the operations of Long Reach and Presto Lifts. Several new managers have been recruited at each location. Comprehensive business assessments have been conducted to identify operational weaknesses. With the help of TBM Consulting Group, Inc., Kaizen activities seeking to improve manufacturing processes have commenced in the factories with the goal of eliminating waste in manufacturing and creating production cells. Production cells combining welding and assembly have been created for all major product lines at both companies. The Company has consolidated its operations by closing Long Reach's Little Rock plant. Forklift attachment production has been moved to the Long Reach plant in Houston, Texas, and Rol-Lift production of pallet trucks, scissors and stackers has been moved to the Presto Lifts plant in Pawtucket, Rhode Island. All production in Little Rock was completed by December 29, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a description of restructuring costs incurred in connection with the closing of the Little Rock facility. During 2001, the Company plans to introduce the Toyota Production System utilizing the Kaizen Growth Strategy at Blue Giant.

Principal Products and Markets

     The Company manufactures material handling equipment, including masts, integrals and attachments for forklift trucks under the Long Reach(R) and Brudi(R) brand names; pallet trucks, scissor lifts and stackers under the Presto(R), Regal(R) and Rol-Lift(R) brand names; and dock equipment and Class 3 lift trucks under the Blue Giant(R) brand name.

     The Company has five main product lines: (i) heavy duty masts and integrals for rider forklifts manufactured under the Brudi(R) brand name; (ii) forklift attachments, including paper roll clamps, carton clamps and push pulls, and mast attachments such as side shifters, fork positioners and other custom engineered material handling attachments manufactured under the Long Reach(R) and Brudi(R) brand names; (iii) material lifting products, including pallet trucks, manual and powered stackers and scissor-lift devices, manufactured by Presto Lifts under the Rol-Lift(R), Presto(R) and Regal(R) brand names; (iv) dock equipment, including hydraulic and mechanical dock levelers, truck restraints, door seals and portable dock lifts under the Blue Giant(R) brand name; and (v) Class 3 lift trucks, including powered pallet trucks, stackers and counterweight lift trucks under the Blue Giant(R) brand name.

     Masts and integrals are components mounted on the front of a lift truck to provide lifting capability for the vehicle. These products provide the lifting capability and material platform for lift trucks sold into a wide variety of industrial applications, including manufacturing, distribution, warehousing and transportation.

     Forklift attachments are designed to increase the scope and efficiency of materials handling applications normally performed by industrial forklifts; they clamp, lift, rotate, push, pull, tilt and sideshift a variety of loads, such as appliances, paper rolls, baled materials, drums, lumber, power poles and tissue and paper products. Attachments are generally used by manufacturers or distributors with special handling applications such as paper mills, appliance factories, forging operations, chemical companies, steel mills, large warehousing operations, consumer products and bottling plants.

     Heavy duty masts and integrals and forklift attachments are currently manufactured by Long Reach at its Houston, Texas facility and at a facility in Adelaide, Australia owned by Long Reach's subsidiary, Brudi Pacific Pty Ltd ("Brudi Pacific"). These products are sold through original equipment forklift manufacturers and forklift dealers.

     Material lifting products are used as material handling devices and ergonomic aids in the workplace. Stackers are often used as work positioners for assembly lines. Scissor lifts help elevate material to the point of use for manufacturing associates in assembly and fabrication jobs. The products are used extensively in the automotive industry as well as other high-volume assembly environments. Distribution warehouses, printers and light manufacturing facilities are other key users of these products. Material lifting products are currently manufactured by Presto Lifts at its facility in Pawtucket, Rhode Island. Blue Giant also produces a line of lift tables and stackers under the Blue Giant(R) name in Brampton, Ontario.

     Dock equipment provides a means by which forklifts can load a truck or trailer in a distribution center, warehouse or factory loading dock. Dock levelers provide a temporary bridge from the back of a trailer to a loading dock across which a forklift can drive to load a truck. These products are used in commercial buildings that have loading docks and are involved with the receipt and shipping of products or materials.

     Class 3 lift trucks are typically used in distribution centers or warehouses to move pallet loads of products or materials into storage or out of storage. The various lift truck configurations can be used to transport, lift, put away or retrieve material to and from storage locations or shelves, onto trailers for shipment or into a factory for use in production.

     Dock equipment and Class 3 lift trucks are manufactured by Blue Giant at its Brampton, Ontario facility. These products are sold through authorized Blue Giant equipment dealers throughout the United States and Canada.

     The Company provides after-market service functions that sell replacement parts for equipment it manufactures. These parts are used to replace parts that wear out as well as for repairs. Sale of replacement parts constituted approximately 19% of the Company's revenues for the fiscal year ended December 30, 2000.

Customers and Suppliers

     Masts and integrals manufactured by Long Reach are sold to original equipment manufacturer (OEM) forklift manufacturers and forklift dealers. Forklift attachments are sold to forklift dealers. These dealers order specialty attachments for arrival concurrent with forklift delivery and assemble the attachment to make delivery to the industrial customer.

     Presto Lifts sells to material handling equipment dealers. Presto Lifts sells to these dealers through sales representatives and through a dedicated direct sales force. In addition, these products are distributed through industrial equipment catalogs including W.W. Grainger, Inc., McMaster-Carr Supply Company, Global Industrial Equipment and C&H Industrial Tool & Supply, Inc. Products sold through industrial equipment catalogs are sold directly to industrial supply companies for distribution to end users.

     Blue Giant sells dock equipment in the United States and Canada through a network of authorized Blue Giant dock dealers who work with end users to replace or install dock equipment in commercial buildings. Blue Giant has a dedicated sales force that markets and sells dock equipment to these dealers. In addition, Blue Giant sells direct to end users in the greater Toronto area through an in-house dealership. This dealership services this territory with salesmen and servicemen in fully-equipped vans who provide installation, repair and maintenance of the dock equipment.

     Blue Giant sells Class 3 lift trucks in the United States and Canada through a network of authorized Blue Giant lift truck dealers. Blue Giant maintains a dedicated sales force that markets and sells lift trucks to these dealers. Currently the Company maintains over 200 Blue Giant lift truck dealers in North America.

     Replacement parts are sold to authorized dealers of the Company's equipment.

     Raw materials used in the Company's manufacturing operations are readily available, and the Company is not dependent on a single supplier or only a few suppliers of proprietary products and is not dependent on any one customer.

Competition

     The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company.

     The Company, however, believes that existing domestic and foreign competition for mast and integral products is limited. Manufacture of these products is expensive due to the heavy equipment and tooling involved in the manufacturing process, making effective market entry difficult for new suppliers. Due to weight and cubic volume, which increases the cost and time necessary to ship this type of equipment, the Company believes that foreign competitors without a United States manufacturing presence are at a disadvantage competing in the United States market.

     The attachment markets are supplied domestically by several smaller regional and niche market suppliers along with a single large competitor which enjoys a dominant market share. Import competition from foreign suppliers exists; however, the Company believes that long lead-times, transportation costs and service/parts availability weakens their effectiveness as a major supplier. Current lead times for Long Reach attachments is four to eight weeks for standard units and eight to ten weeks for engineered products, which the Company believes is average for the industry.

     Competition for material lifting products, produced under the Rol-Lift(R), Presto(R) and Regal(R) brand names, comes from a broad range of small and mid-sized competitors. Additionally, the market for pallet trucks is highly competitive, with numerous domestic competitors and significant foreign competition from manufacturers in Canada, China and India.

     The dock equipment market is highly competitive, with several large and medium sized competitors. Several dock equipment companies sell direct to end users and contractors while others, like Blue Giant, utilize dealer organizations.

     Competition in the lift truck market comes from major lift truck manufacturers, such as Hyster Yale Materials Handling Inc., Yale Industrial Products Inc., Crown Equipment Corporation, Toyota Industrial Equipment, The Raymond Corporation and CLARK Material Handling Company, and several niche manufacturers such as Big Joe California, Inc. However, Blue Giant has had long standing relationships with its dealers, several in excess of 25 years, which the Company believes helps Blue Giant to maintain a competitive position in the marketplace.

     While there exists competition for spare parts from several generic third party parts suppliers, the Company believes customers generally prefer to purchase OEM spare parts from the original equipment manufacturer. However, the market for spare parts is highly dependant on price and parts availability. The Company maintains spare parts inventories and has a 48-hour service commitment to supply current spare parts to dealers and/or end users.

Facilities; Employees

     Long Reach's headquarters, administrative offices and manufacturing facility are located in Houston, Texas. The office includes sales, marketing, customer service, order entry, finance and administration, human resources, engineering, production control, purchasing and manufacturing management. Long Reach's manufacturing facility in Little Rock, Arkansas was closed in 2000. Operations at this facility were consolidated into the Company's other manufacturing facilities. Forklift attachment production has been moved to the Long Reach plant in Houston, Texas, and Rol-Lift production of pallet trucks, scissors and stackers has been moved to the Presto Lifts plant in Pawtucket, Rhode Island. All production in Little Rock was completed by December 29, 2000.

     Presto Lifts' headquarters, administrative offices and manufacturing facility are located in Pawtucket, Rhode Island. The office includes customer service, order entry, finance and administration, human resources, engineering, production control, purchasing and manufacturing management.

     Brudi Pacific's headquarters, administrative offices and manufacturing facility is located in Adelaide, Australia. The office includes sales, marketing, customer service, order entry, finance and administration, engineering, production control, purchasing and manufacturing.

     Blue Giant's headquarters, administrative offices and manufacturing facility are located in Brampton, Ontario. The office includes sales, customer service, order entry, finance and administration, human resources, engineering, production control, purchasing and manufacturing management.

     As of December 30, 2000, the Company had approximately 500 employees, all of whom were employed full-time. Presto Lifts' hourly employees, which represented approximately 20% of the Company's total employees as of December 30, 2000, are represented by the Teamsters Union under a collective bargaining agreement which expires on January 31, 2004.

Government Regulations

     As part of its ongoing responsibilities as a United States manufacturing entity, the Company must comply with proper safety and working conditions under regulations governed by the Occupational Safety and Health Administration
(OSHA), which conducts audits and inspections of the Company's locations.

Environmental Laws

     The Company has a responsibility to have proper permits and comply with federal Environmental Protection Agency and local and state environmental laws, including but not limited to air emissions permits, stormwater discharge permits, Material Safety Data Sheet (MSDS) labeling and education, Spill Prevention, Control and Countermeasures (SPCC) Plans, above ground and underground storage tank registrations, and underground injection well permits. The Company makes periodic routine filings as required with various environmental agencies.

Intellectual Property

     The Company holds trademarks, both in the United States and abroad, covering its Long Reach(R), Brudi(R), Rol-Lift(R), Presto(R), Regal(R) and Blue Giant(R) names and the names of a variety of its products. Long Reach, Brudi Pacific and Blue Giant also have patents covering attachments to forklift trucks and/or other products they manufacture. The Company does not believe that the loss of any one of its patents, or the expiration of any of its current patents, would have a material adverse effect on its business or results of operations.

Follow-on Acquisitions

     The Company intends to continue to pursue follow-on acquisitions in the material handling equipment industry. However, no assurance of success with respect to the Company's efforts to identify and acquire any additional manufacturing companies can be made.

Subsequent Developments

     Issuance of Preferred Stock. Pursuant to the Series B Preferred Stock Purchase Agreement among the Company, J.H. Whitney III, L.P., J.H. Whitney IV, L.P. and Whitney Strategic Partners III, L.P., each an existing stockholder of the Company (collectively, the "Whitney Entities"), and LEG Partners III SBIC, L.P., an existing stockholder of the Company, and a related entity, LEG Partners Debenture SBIC, L.P. (collectively, the "LEG Entities"), dated as of March 16, 2001 (the "Stock Purchase Agreement"), the Company issued and sold an aggregate of 944,508 shares of a newly-created series of preferred stock, the 10% Series B Cumulative Convertible Preferred Stock, $.001 par value per share (the "Series B Preferred Stock"), at a purchase price of approximately $3.18 per share, for aggregate proceeds to the Company of $3,000,000 (the "Preferred Stock Investment"). The Whitney Entities purchased an aggregate of 472,254 shares of Series B Preferred Stock, and the LEG Entities purchased an aggregate of 472,254 shares of Series B Preferred Stock. Prior to the Preferred Stock Investment, the Whitney Entities, on the one hand, and LEG Partners III SBIC, L.P. and its affiliates, on the other hand, were beneficial owners of more than five percent of the Company's Common Stock. The proceeds of the Preferred Stock Investment were needed for working capital and general business purposes of the Company and its subsidiaries.

     Series B Preferred Stock and Series C Preferred Stock. In connection with the Preferred Stock Investment, the Company's Board of Directors created two new series of preferred stock, the Series B Preferred Stock and the 10% Series C Cumulative Redeemable Preferred Stock, $.001 par value per share (the "Series C Preferred Stock"). The designation, powers, preferences and rights of the Series B Preferred Stock and the Series C Preferred Stock are set forth in the Articles of Amendment of 10% Series B Cumulative Convertible Preferred Stock and 10% Series C Cumulative Redeemable Preferred Stock of the Company, filed on March 15, 2001, with the Secretary of State of Florida (the "Articles of Amendment"). The Board of Directors authorized 1,000,000 shares of each of the Series B Preferred Stock and the Series C Preferred Stock. Other than the 944,508 shares of Series B Preferred Stock issued in connection with the Preferred Stock Investment, no other shares of preferred stock of the Company are outstanding.

     Each share of Series B Preferred Stock is convertible into a Conversion Unit which is initially comprised of one share of the Company's Common Stock and one share of Series C Preferred Stock. The number of shares of Common Stock into which each share of Series B Preferred Stock is convertible is subject to adjustment pursuant to antidilution provisions contained in the Articles of Amendment. Subject to certain exceptions, the antidilution rights provide generally that the number of shares of Common Stock included within the Conversion Unit into which the Series B Preferred Stock converts will be increased if the Company (i) declares a dividend on its Common Stock payable in shares of the Company's capital stock, subdivides its outstanding Common Stock, combines its outstanding Common Stock into a smaller number of shares or issues shares of the Company's capital stock in a reclassification of Common Stock, or
(ii) issues any shares, or rights to purchase shares, of its Common Stock for a per share price lower than the then current conversion price for the Series B Preferred Stock (which initially is approximately $3.18, subject to antidilution adjustment) or the then current market price of the Company's Common Stock, as determined in accordance with the Articles of Amendment.

     Each share of Series B Preferred Stock entitles the holder thereof to vote on all matters voted on by holders of Common Stock on an as-if-converted basis, such that the holder has the right to cast that number of votes per share as is equal to the number of shares of Common Stock that such holder would be entitled to vote assuming that the Series B Preferred Stock had been converted into a Conversion Unit. Dividends payable on the Series B Preferred Stock accrue and accumulate (whether or not declared) and compound quarterly at an annual rate equal to 10% and are payable in cash if declared by a majority of members of the Company's Board of Directors other than the members designated by the Whitney Entities or the LEG Entities, as described below. In the event of any liquidation, dissolution or winding up of the Company, before distribution or payment to holders of Common Stock or of any other capital stock ranking in any such event junior to the Series B Preferred Stock and Series C Preferred Stock, the holders of shares of Series B Preferred Stock shall be entitled to be paid an amount equal to the amount that the holders of shares of Series B Preferred Stock would be entitled to receive in connection with such liquidation, dissolution or winding up if all of the holders of Series B Preferred Stock had converted their shares into Conversion Units immediately prior to any record date or payment in connection therewith.

     Except as described in the next paragraph or as required under applicable law, the Series C Preferred Stock does not have voting rights. Dividends payable on the Series C Preferred Stock accrue and accumulate (whether or not declared) and compound quarterly at an annual rate equal to 10% and are payable in cash if declared by a majority of members of the Company's Board of Directors other than the members designated by the Whitney Entities or the LEG Entities. The Series C Preferred Stock has a liquidation preference that provides generally that in the event of a liquidation, dissolution or winding up of the Company, before any distribution or payment to holders of Common Stock or any other capital stock of the Company ranking in any such event junior to the Series C Preferred Stock, the holders of Series C Preferred Stock shall be entitled to be paid a liquidation preference equal to approximately $3.18 per share, plus an amount equal to all unpaid accrued or accumulated dividends (whether or not declared) to the final date of distribution or the mandatory redemption date, as set forth below. The Company is required to redeem the shares of Series C Preferred Stock for a purchase price equal to such liquidation preference on the earlier of (i) March 1, 2008, and (ii) the date of closing of a Qualified Public Offering or an Organic Transaction. A "Qualified Public Offering" is defined as a public offering (i) with net cash proceeds to the Company of at least equal to $20,000,000, (ii) the registration statement for which provides for the redemption of the Series C Preferred Stock as a use of proceeds, and (iii) having a purchase price per share of Common Stock at least three times the liquidation preference of the Series C Preferred Stock as determined in accordance with the Articles of Amendment. An "Organic Transaction" is defined as (x) the sale, lease, exchange, transfer or other disposition (including, without limitation, by merger, consolidation or otherwise) of assets constituting all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, (y) any merger, consolidation or other business combination, refinancing or recapitalization that results in the holders of the issued and outstanding voting securities of the Company immediately prior to such transaction beneficially owning or controlling less than a majority of the voting securities of the continuing or surviving entity immediately following such transaction, and/or (z) any person or persons acting together or which would constitute a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), together or with any affiliates thereof (other than any of the Whitney Entities or the LEG Entities and their respective affiliates), beneficially owning or controlling, directly or indirectly, at least 50% of the total voting power of all classes of capital stock entitled to vote generally in the election of directors of the Company.

     The Articles of Amendment provide that the Company or its subsidiaries cannot take the following actions without the approval of the holders of at least 75% of all issued and outstanding shares of Series B Preferred Stock and Series C Preferred Stock voting together as a single class: (i) an Organic Transaction; (ii) the adoption of an amendment, restatement or modification of the Company's Articles of Incorporation, Bylaws or other governance documents which could adversely affect the rights of the holders of the Series B Preferred Stock or Series C Preferred Stock; (iii) the declaration or payment of any dividend or making of any distribution on or with respect to the Common Stock or any other capital stock other than Series B Preferred Stock or Series C Preferred Stock; (iv) except as otherwise permitted under the Articles of Amendment, the purchase, redemption or retirement of any shares of capital stock or other equity securities (or any securities convertible or exchangeable into such securities); (v) the authorization, creation or issuance of any shares of capital stock or other securities which could adversely affect, or are ranked prior to or are pari passu with, Series B Preferred Stock or Series C Preferred Stock (other than shares of Series B Preferred Stock or Series C Preferred Stock issued in accordance with dividends or distributions as described in clause (iii) above);
(vi) the incurrence of senior indebtedness (as defined in the Articles of Amendment) of more than an aggregate outstanding principal amount of $1,000,000; and the incurrence of any other indebtedness (as defined in the Articles of Amendment) other than senior indebtedness and other than trade payables incurred in the ordinary course of business; (vii) the amendment, restatement or modification of the terms of, or documentation relating to, indebtedness of the Company or any subsidiary in the aggregate principal amount of greater than $250,000 (other than trade payables incurred in the ordinary course of business), or consent to any of the foregoing; (viii) the engagement by the Company or any subsidiary in any business other than the business in which the Company or its subsidiaries are currently engaged; (ix) a voluntary dissolution, liquidation or winding up of the Company; (x) the entering into any transaction or agreement with, or making any payment to, any affiliate of the Company or any subsidiary; amending or terminating any existing agreement with any affiliate of the Company or any subsidiary; purchasing from or providing to an affiliate of the Company or any subsidiary any selling, general management or administrative services; directly or indirectly making any sales to or purchases from an affiliate of the Company or any subsidiary; or increasing the compensation being paid to an affiliate of the Company or any subsidiary; (xi) the sale of any assets or business of the Company or any subsidiary or the acquisition of any capital stock of another entity, assets or business having a value in excess of $1,000,000, or $2,500,000 in the aggregate in any 12-month period; (xii) the settlement of any litigation involving a claim in excess of $250,000; (xiii) the hiring or termination of the Company's Chief Executive Officer; (xiv) capital expenditures of the Company and its subsidiaries in excess of the amount provided in the Company's annual budget; and (xv) approval of an annual budget of the Company and its subsidiaries. As a result of this provision, the consent of 75% of the holders of the Series B Preferred Stock and the Series C Preferred Stock, currently the Whitney Entities and the LEG Entities, will be required for the Company to effect any significant transaction as described above.

     The preceding description of the Preferred Stock Investment, the Series B Preferred Stock and Series C Preferred Stock is a summary of certain of the provisions of, and is qualified in its entirety by, the Preferred Stock Purchase Agreement, dated as of March 16, 2001, among the Company, the Whitney Entities and the LEG Entities, and the Articles of Amendment, a copy of each of which has been filed as an exhibit to this Annual Report on Form 10-KSB.

     Agreements. In connection with the Preferred Stock Investment, the Company entered into the following agreements:

     Stockholders Agreement. The Company, the Whitney Entities, the LEG Entities, Colt Capital, LLC ("Colt Capital"), which prior to the Preferred Stock Investment was the beneficial owner of more than five percent of the Company's Common Stock, and TBM Capital II, LLC, another stockholder of the Company of whom Messrs. Sharma and Schwartz, officers and directors of the Company, are managing members, entered into a Stockholders Agreement, dated as of March 16, 2001 (the "Stockholders Agreement"). The Stockholders Agreement includes a voting agreement and certain restrictions on the sale of Company stock.

     Pursuant to the Stockholders Agreement, the stockholder parties have agreed to vote for three nominees to the Company's Board of Directors designated by the Whitney Entities (the "Whitney Nominees") and one nominee to the Board of Directors designated by the LEG Entities (the "LEG Nominee"). As a consequence, the Company has increased the size of its Board of Directors to eight members. The Whitney Entities have indicated their intention to designate three Whitney Nominees to the Board of Directors, two of whom are existing members of the Board, Messrs. Dawson and Stone, at the Company's next Annual Meeting of Stockholders scheduled to occur on May 4, 2001. The Stockholders Agreement also requires the stockholder parties, upon the request of the Whitney Entities, to vote to increase the size of the Company's Board of Directors to nine members and to vote for a fourth Whitney Nominee to the Board of Directors designated by the Whitney Entities. In the aggregate, the stockholder parties to the Stockholders Agreement own a majority of the Company's outstanding voting securities, and accordingly, pursuant to the voting agreement contained in the Stockholders Agreement, the election of the Whitney Nominees and any LEG Nominee to the Board of Directors will be assured.

     At any time and from time to time that the Whitney Entities or the LEG Entities (as the case may be) do not have the maximum number of directors serving on the Board of Directors that either such party is entitled to designate pursuant to the Stockholders Agreement, the Whitney Entities or the LEG Entities (as the case may be) shall be entitled to call a special meeting of the stockholder parties to the Stockholders Agreement for the purpose of electing the designee of the Whitney Entities or the LEG Entities (as the case may be) to the Board of Directors and, if necessary, the removal of any directors. If prior to such special meeting all seats on the Board of Directors are filled, the Whitney Entities and the LEG Entities shall mutually select a director to resign. If such director fails to voluntarily resign, all stockholder parties to the Stockholders Agreement have agreed to vote in favor of the removal of such director.

     Under the Stockholders Agreement, subject to certain exceptions described therein, the Company has granted preemptive rights to the Whitney Entities, the LEG Entities and Colt Capital that allows them the first opportunity to purchase any shares of or other interests in capital stock of the Company, prior to sale of such shares or interests by the Company, on the same terms and conditions. Additionally, the Whitney Entities, the LEG Entities and Colt Capital have been granted the right to purchase an aggregate of 5% of the shares or equity equivalents being offered in a Qualified Public Offering. The stockholder parties have also granted each other certain rights of first refusal, co-sale rights, "bring-along" rights and "tag-along" rights.

     Registration Rights Agreement. The Company entered into a Registration Rights Agreement, dated as of March 16, 2001, with the Whitney Entities, the LEG Entities, other entities affiliated with the LEG Entities, and Colt Capital (the "Registration Rights Agreement"), pursuant to which the Company granted certain registration rights to the Whitney Entities, the LEG Entities and Colt Capital. The Registration Rights Agreement provides for three types of registration rights: (i) "demand rights," where stockholders can require the Company to register their shares, (ii) "S-3 rights," which is a short-form registration statement available under certain circumstances, and (iii) "piggy-back rights," which entitle the holders to include their shares in a primary or secondary registered public offering of the Company's stock. In connection with the Registration Rights Agreement, the Whitney Entities and the LEG Entities have demand rights commencing January 1, 2002, and they may exercise these rights on a total of two occasions. The Whitney Entities and the LEG Entities have unlimited S-3 rights and, along with Colt Capital, unlimited piggy-back rights. Colt Capital is entitled to include its shares of Company stock on a pro rata basis with the Whitney Entities and the LEG Entities in connection with a demand or S-3 registration initiated by the Whitney Entities or the LEG Entities. The Company is required to bear all registration expenses, including the cost of independent legal counsel for the selling stockholders and other expenses in connection with these registrations. The Company also provides indemnification to such selling stockholders. The Registration Rights Agreement contains other provisions typical of such agreements.

     Professional Services Agreement. The Company entered a Professional Services Agreement, dated as of March 16, 2001, with JHW III Management Co., LLC ("JHW") and Golub Associates, LLC ("Golub"), affiliates of the Whitney Entities and the LEG Entities, respectively (the "Professional Services Agreement"). Under this Agreement, JHW and Golub provide services relating to corporate strategy, budgeting and forecasts, budgeting of future corporate investments, acquisition and divestiture strategies and debt and equity financings. The Professional Services Agreement provides for the payment of an annual fee of $150,000 and an aggregate transaction fee equal to 1% of the value of certain transactions, such as a merger, restructuring, or debt or equity financing, to be split equally between JHW and Golub as payment for their services.

     Termination of Consulting Agreements. The Company terminated (i) its Consulting Agreement with Colt Services, Inc. and (ii) its Consulting Agreement with TBM Consulting Group, Inc. and Colt Services, Inc., each dated as of June 17, 1999. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of these agreements.

     Agreement-in-Principle to Amend Consulting and Management Services Agreement with TBM Consulting Group, Inc. The Company is a party to a Consulting and Management Services Agreement with TBM Consulting Group, Inc., dated as of June 17, 1999. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of this agreement. In connection with the Preferred Stock Investment, the Company and TBM Consulting Group, Inc. have agreed in principle to amend the Consulting and Management Services Agreement. Pursuant to the agreement-in-principle, TBM Consulting Group, Inc.'s fees under the consulting agreement will be payable as follows:
(i) one-third in cash; (ii) one-third in Series B Preferred Stock, provided that the value of such Series B Preferred Stock does not exceed $150,000 without the consent of the Whitney Entities and the LEG Entities; and (iii) one-third deferred until March 16, 2002, at which time the deferred fees will be paid in cash or will continue to be deferred based on a consideration of the Company's liquidity. The agreement-in-principle also requires Mr. Sharma, the Company's Chairman of the Board of Directors, to spend two full days at the Company during each calendar month during the 12 months ending March 16, 2002, and one full day at the Company during each calendar month for one year thereafter, in each case at no additional cost to the Company. The parties are in the process of negotiating a definitive agreement to amend the Consulting and Management Services Agreement.

     Amendment of Certain Agreements with the LEG Entities. The Company and its subsidiary, Long Reach, Inc., entered into an Omnibus Amendment, dated as of March 15, 2001, with Golub Associates, Inc., as agent for holders of certain subordinated notes (the "Omnibus Amendment"), pursuant to which the parties amended certain agreements related to the acquisition of Long Reach, Inc. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the merger agreement pursuant to which the Company acquired Long Reach, Inc. (the "Long Reach Merger Agreement").

     Pursuant to the Omnibus Amendment, the Company and Long Reach released the former Long Reach shareholders and certain subordinated noteholders (which include certain LEG Entities or their affiliates) from any potential claims that the Company or Long Reach may have against the LEG Entities arising under the indemnification provisions contained in the Long Reach Merger Agreement, except as to certain specified matters and claims that may arise from breaches of certain representations and warranties contained the Long Reach Merger Agreement, including those (i) related to authorization to consummate the merger, capitalization of Long Reach, ownership of and title to the equity acquired in the merger, taxes or ERISA, (ii) for any claims based on unperformed covenants or fraud, or (iii) for breach of the environmental representation, subject to increased thresholds of liability.

     Also pursuant to the Omnibus Amendment, Long Reach agreed to increase the interest rate payable on certain subordinated notes held by affiliates of the LEG Entities. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the subordinated notes held by affiliates of the LEG Entities. The interest rates on these notes were amended to bear interest at a rate of 10% per annum from January 1, 2001 through February 23, 2004, and thereafter at the greater of (i) the rate of interest charged to Long Reach under its credit agreement with its lender plus 2% or (ii) 10%.

     The preceding description of the agreements entered into in connection with the Preferred Stock Investment is a summary of certain provisions of, and is qualified in its entirety by, the

Stockholders Agreement, the Registration Rights Agreement, the Professional Services Agreement and the Omnibus Amendment, a copy of each of which has been filed as an exhibit to this Annual Report on Form 10-KSB.

Item 2. Description of Property.

     The Company's headquarters is located at 136 Main Street, Westport, Connecticut 06880. The Company occupies office space under a lease which expires on February 28, 2004.

     Long Reach operates a 160,000 square foot manufacturing facility in Houston, Texas. Long Reach owns the Houston facility, which is subject to a mortgage in favor of its lender and a second mortgage in favor of certain subordinated noteholders. Long Reach's manufacturing facility in Little Rock, Arkansas, was closed on December 29, 2000; Long Reach's lease of these premises has been terminated effective March 13, 2001. See "DESCRIPTION OF BUSINESS - Facilities; Employees."

     Presto Lifts operates a 47,600 square foot manufacturing facility in Pawtucket, Rhode Island. This facility is leased by Presto Lifts. The lease expires on December 31, 2003.

     Brudi Pacific operates a 15,400 square foot manufacturing facility in Adelaide, Australia. Brudi Pacific owns this facility, which is subject to a mortgage in favor of the entity that provides credit card and payroll financing to Brudi Pacific.

     Blue Giant operates a 85,000 square foot manufacturing facility in Brampton, Ontario. Blue Giant owns the Brampton facility, which is subject to a mortgage in favor of its lender.

Item 3. Legal Proceedings.

     Blue Giant has been served with a statement of claim dated March 15, 2001, in an action brought by Daniel G. Marshall Engineering Corporation ("DGM") pending in the Ontario Superior Court of Justice. The complaint alleges that DGM entered into a contract with Blue Giant for professional engineering services in August 1995 and a collateral proposal to redesign certain lift trucks in August 1996. The prior owner of Blue Giant's assets, and not Blue Giant, was the party to these contracts. DGM claims that Blue Giant no longer has the authority to use the designs created by DGM or the right to transfer the designs to Blue Giant's parent company. DGM is claiming damages for breach of contract, breach of confidential information and unjust enrichment in the aggregate amount of $2,500,000, satisfaction of outstanding amounts due under the contracts of approximately $9,800, or, in the alternative, an injunction against Blue Giant to prevent it from using DGM's designs in the manufacture of forklifts. The Company is currently evaluating this action and believes that the claims are without merit; however, the ultimate outcome of this matter cannot currently be predicted.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is quoted on the over-the-counter ("OTC") Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "TBMH". The following table sets forth the high and low bid information on the OTC Bulletin Board, as reported by the OTC Bulletin Board and adjusted for a one-for-412.92 reverse stock split of the Company's Common Stock for stockholders of record as of June 15, 1999, for the periods indicated:

Period                                                               High                           Low
------                                                              ------                         ------

January 1, 1999 - March 31, 1999                                     10.32                          4.96
April 1, 1999 - June 15, 1999                                        10.32                          8.26
June 16, 1999 - June 30, 1999                                         7.00                          7.00
July 1, 1999 - September 30, 1999                                    10.00                          6.00
October 1, 1999 - January 1, 2000                                     6.00                          6.00
January 2, 2000 - April 1, 2000                                       6.00                          6.00
April 2, 2000 - July 1, 2000                                          6.00                          6.00
July 2, 2000 - September 30, 2000                                     6.00                          5.00
October 1, 2000 - December 30, 2000                                   5.50                          5.00

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Actual prices may vary.

     As of March 26, 2001, there were approximately 379 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock during the last two fiscal years and does not anticipate paying any dividends in the foreseeable future. The Company's charter prohibits the Company from declaring or paying any dividend or making any distribution on or with respect to its Common Stock or any other capital stock (other than the Series B Preferred Stock and Series C Preferred Stock) without the approval of at least 75% of all issued and outstanding shares of Series B Preferred Stock and Series C Preferred Stock voting together as a class. As a Florida corporation, the Company is prohibited from making a dividend or other distribution to its stockholders if, after giving effect to such distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business, or (ii) the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

     On November 10, 2000, the Company issued and sold an aggregate of 923,077 restricted shares of Common Stock to existing stockholders at $6.50 per share, for aggregate proceeds to the Company of approximately $6,000,000. J.H. Whitney III, L.P. purchased 901,357 shares and Whitney Strategic Partners III, L.P. purchased 21,720 shares of Common Stock. On November 17, 2000, the Company issued and sold 153,846 restricted shares of Common Stock to an existing stockholder, LEG Partners III SBIC, L.P., at $6.50 per share, for aggregate proceeds to the Company of approximately $1,000,000. These shares were sold in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On March 16, 2001, the Company issued and sold an aggregate of 944,508 shares of Series B Preferred Stock at approximately $3.18 per share, for aggregate proceeds to the Company of $3,000,000. J.H. Whitney III, L.P. purchased 276,685 shares, J.H. Whitney IV, L.P. purchased 188,902 shares, Whitney Strategic Partners III, L.P. purchased 6,667 shares, LEG Partners III SBIC, L.P. purchased 157,418 shares and LEG Partners Debenture SBIC, L.P. purchased 314,836 shares of Series B Preferred Stock. These shares were sold in reliance on the exemption provided by Section 4(2) of the Securities Act. See "DESCRIPTION OF BUSINESS - Subsequent Developments."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000. This discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein.

     The dollar amounts reported in this Item are reported in thousands.

1999 Private Placement

     On June 15, 1999, the Company completed the 1999 Private Placement in which it raised $12,730 from investors. Upon the closing of the 1999 Private Placement, the Company changed its name from Specialty Retail Group, Inc. to TBM Holdings Inc. The Company planned to use the proceeds of the 1999 Private Placement to purchase one or more operating companies within a manufacturing industry. The Company intended to implement the Toyota Production System using the Kaizen Growth Strategy to improve the results of these underperforming companies once acquired. During the period from January 31, 1997 though the 1999 Private Placement, and from the 1999 Private Placement through the acquisition of its first operating company on February 23, 2000, the Company had no operating business.

Acquisitions

     On February 23, 2000, the Company completed the acquisition of Long Reach through the merger of Long Reach into a wholly-owned subsidiary of the Company. In operation since 1930, Long Reach is a manufacturer of hydraulic material stackers and industrial lift tables. This acquisition was the result of a lengthy search process culminating in the selection of the material handling equipment industry as the target industry for the Company's implementation of the Toyota Production System utilizing the Kaizen Growth Strategy.

     On May 16, 2000, the Company completed the acquisition of Lee Engineering from United Dominion Industries, Inc. Since 1944, Lee Engineering has been manufacturing material handling equipment including pallet stackers, scissor lifts and dock lifts under the Presto Lifts(R)and Regal(R) brand names. Subsequent to this acquisition, the Company changed the name of the acquired company to Presto Lifts, Inc. Presto Lifts is a wholly-owned subsidiary of Long Reach.

     On November 10, 2000, the Company completed the acquisition of the assets and certain liabilities of Blue Giant Limited from CLARK Material Handling Company and certain intangible assets of another Clark subsidiary. Subsequent to the acquisition, the Company changed the name of the acquired company to Blue Giant Equipment Corporation. Blue Giant is a manufacturer of Class 3 lift trucks, lift tables and dock equipment. Blue Giant is a wholly-owned subsidiary of the Company.

     The Company is structured as a holding company, whose primary assets are the ownership of stock of its subsidiaries. The Company believes that its structure as a holding company helps to facilitate any future acquisitions and, if necessary, will facilitate the disposition of entities acquired. The Company also believes that its holding company structure serves to insulate the assets of each entity from liabilities of the other entities.

Consolidation of Operations; Implementation of Toyota Production System and Kaizen Growth Strategy

     In 2000, the Company began implementing the Toyota Production System utilizing the Kaizen Growth Strategy at Long Reach and Presto Lifts. The Company has conducted comprehensive business assessments, new managers have been recruited and Kaizen activities seeking to improve manufacturing processes have commenced. Production cells combining welding and assembly have been created for all major product lines at both companies. The Company's goal is to reduce product costs by improving manufacturing methods and processes to improve productivity. As this process continues, the Company expects Long Reach and Presto Lifts to have marginally profitable or unprofitable results through the end of fiscal 2001.

     Also in 2000, the Company consolidated its operations in Little Rock, Arkansas into its manufacturing locations in Houston, Texas and Pawtucket, Rhode Island. Forklift attachment production was moved to the Long Reach plant in Houston, Texas, and Rol-Lift production of pallet trucks, scissors and stackers was moved to the Presto Lifts plant in Pawtucket, Rhode Island. All production in Little Rock was completed by December 29, 2000, and the lease for this facility was terminated effective March 13, 2001.

     The total restructuring cost for 2000 associated with closing the Little Rock plant and consolidating operations into Long Reach and Presto Lifts was approximately $746. Of this amount, approximately $639 represents one-time expenses for severance and related benefits. These restructuring expenses have been recorded as one-time restructuring expenses during the fourth quarter of 2000 and have reduced earnings for that period. As of December 30, 2000, $350 (including $268 involuntary termination benefits) of these expenses had been paid. The remaining accrual at December 30, 2000 of $396 has been substantially paid by March 30, 2001. A loss on impaired assets of $515 was recorded to write-down equipment to fair value based on proceeds received from the disposition of such equipment in a February 2001 auction.

     During 2001, the Company plans to continue its implementation of the Toyota Production System utilizing the Kaizen Growth Strategy at Long Reach and Presto Lifts and plans to introduce the Toyota Production System utilizing the Kaizen Growth Strategy at Blue Giant. During the next twelve months of operations, management plans to focus on improving manufacturing operations in order to seek to improve profitability. With the help of TBM Consulting Group, Inc., which is providing Kaizen consulting services to the Company pursuant to a Consulting and Management Services Agreement (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), the Company will conduct monthly Kaizen workshops (group improvement activities) during which manufacturing processes will be evaluated and will be sought to be improved using principles and methods taken from the Toyota Production System. These activities will seek to eliminate waste, reduce manufacturing lead-time, improve throughput, and improve worker productivity. The Company believes that over time the activities described above will result in improved manufacturing efficiency and will reduce operating costs without significant capital investment. Based on the experience of TBM Consulting Group, Inc., the Company believes that implementation of the Toyota Production System utilizing the Kaizen Growth Strategy is a three-to-five year process; however, there can be no assurance that the Company will be successful in implementing the Toyota Production System within this time period or at all or, if implemented, that the operating performance or profitability of the Company will be improved.

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

     Results for the year ended December 30, 2000, include the operating results of Long Reach for the period February 24, 2000 through December 30, 2000, the operating results of Presto Lifts for the period May 16, 2000 through December 30, 2000, and the operating results Blue Giant for the period November 11, 2000 through December 30, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

     The Company generated net sales of $38,586 and a net loss of $9,120 for the year ended December 30, 2000, compared with no sales and net income of $39 for the comparable period in 1999. For the year ended December 30, 2000, gross profit represented 12.6% of net sales, and selling, general and administrative expenses represented 30.8% of net sales. During the fifty-two weeks ended January 1, 2000, the Company had no ongoing operations and, accordingly, no sales. The net income for the fifty-two weeks ended January 1, 2000 reflected the cost of maintaining a business office and the cost of compliance with the Company's reporting obligations as a public company, offset by investment income. In addition, the Company reported $15 income from discontinued operations during the period.

     During the year ended December 30, 2000, the increase in net sales, cost of sales and selling, general and administrative expenses over the corresponding period of the prior year is the result of the Company's acquisitions of Long Reach on February 23, 2000, Presto Lifts on May 16, 2000 and Blue Giant on November 10, 2000.

     Interest expense for the year ended December 30, 2000 was $1,123. This reflects the interest expense for the period of February 24, 2000 through December 30, 2000 under Long Reach's revolving line of credit and term loan, each as amended, and the interest expense for the period of November 11, 2000 through December 30, 2000 under Blue Giant's revolving line credit and term loans. Other income, net was $345 for the year ended December 30, 2000, as compared to $470 for the prior year. This represents income from investment of excess cash on hand.

     During the fourth quarter of 2000 and in the early part of the first quarter of 2001, the Company has experienced incoming new order bookings rates that are lower than expected. Bookings are lower than expectation by 5% to 20% in each of the Company's operating subsidiaries. The Company believes that the lower-than-expected bookings are a result of both uncertainty in the overall business economy and the resulting reduction in capital spending for machinery and equipment by manufacturing and distribution companies and the fact that it has taken Long Reach longer than the Company expected to restore customer confidence in its manufacturing capabilities. If booking rates remain lower than expected in 2001, the Company anticipates that this could have an adverse effect on its operating results and financial performance. Such effect could affect carrying values of certain assets such as goodwill.

Liquidity and Capital Resources

     Net cash used in operating activities was $7,918 for the year ended December 30, 2000, compared with $111 for the fifty-two weeks ended January 1, 2000. This change reflects the net loss for the year ended December 30, 2000 of $9,120 ($6,986 net of non-cash expenses), combined with the negative changes in working capital components for such period of $932 following the consolidation of the Company with Long Reach on February 23, 2000, Presto Lifts on May 16, 2000 and Blue Giant on November 10, 2000.

     Net cash used in investing activities was $19,978 for the year ended December 30, 2000, compared with $4 for the prior year. This reflects primarily the acquisition of Long Reach on February 23, 2000, the acquisition of Presto Lifts on May 16, 2000 and the acquisition of Blue Giant on November 10, 2000.

     Net cash provided by financing activities was $17,678 for the year ended December 30, 2000, as compared to $12,177 for the prior year. Net cash provided by financing activities for the year ended December 30, 2000 reflects primarily the issuance of Common Stock of $15,001 and a net increase in borrowings of $2,674 under Long Reach's revolving credit agreement during the period. Net cash provided by financing activities for the fifty-two weeks ended January 1, 2000 reflects the issuance of Common Stock of $12,177, in connection with the 1999 Private Placement.

     At December 30, 2000, the Company owed $11,304 under its revolving credit facilities. Long-term debt outstanding at December 30, 2000 consisted of $4,398 notes payable to banks and $3,000 of notes payable to stockholders.

     Cash received from the issuance of Common Stock was $15,001 and $12,177 for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000, respectively. Issuance of Common Stock for the year ended December 30, 2000 reflects (i) the Company's private placement of 916,667 shares of its Common Stock at $6.00 per share and the exercise of a first call option pursuant to which a stockholder purchased 500,000 shares of Common Stock at an exercise price of $5.00 per share, each on February 23, 2000, (ii) the Company's private placement of 923,077 shares of Common Stock at $6.50 per share on November 10, 2000 and (iii) the Company's private placement of 153,846 shares of Common Stock at $6.50 per share on November 17, 2000. In the year ended December 30, 2000, the Company also issued 500,000 shares of its Common Stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000. Issuance of Common Stock of $12,177 for the fifty-two weeks ended January 1, 2000 reflects the 1999 Private Placement.

     Capital expenditures for property, plant and equipment totaled $527 for the year ended December 30, 2000.

     In connection with its acquisition of Long Reach, the Company assumed (and subsequently refinanced) Long Reach's indebtedness to its lender in the amount of $10,921. Long Reach's credit agreement, which includes a revolving credit loan and a term loan, imposes financial and operating covenants on Long Reach. Except as specifically permitted under the terms of the credit agreement, Long Reach is prohibited from borrowing money, guaranteeing loans or permitting liens to be placed on its assets. Long Reach is restricted in its ability to enter into certain types of transactions, such as mergers, may not sell a substantial portion of its assets and, unless specifically permitted by the credit agreement, may not acquire substantially all of the assets of another party. Long Reach is prohibited from declaring cash dividends (other than to the Company in an amount equal to its income tax liability) and, in addition, the credit agreement requires Long Reach to maintain certain financial ratios, including a leverage ratio and a minimum fixed charge coverage ratio. Also, Long Reach must maintain a minimum level of net worth and is limited in the amount of net losses it can sustain during specified periods.

     At December 30, 2000, the Company was in default on two of its financial covenants under the Long Reach credit agreement. The Long Reach credit agreement was amended to cure these defaults, revise certain financial covenants and, effective April 1, 2001, to advance the due date of the revolving loan from March 31, 2003 to March 31, 2002 and to increase the rate at which interest accrues to the bank's prime rate plus 2%. As a result of this amendment, the Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished.

     In connection with its acquisition of Blue Giant, the Company assumed and incurred approximately $5,000 of debt secured by Blue Giant's inventory and assets. The terms of Blue Giant's debt impose financial and operating covenants on Blue Giant, including a ratio of total debt to net worth, a ratio of senior debt to earnings, and limiting capital expenditures and corporate distributions.

     At December 30, 2000, the Company was in default on one of the financial covenants under the Blue Giant credit agreement. Blue Giant's lender amended the Blue Giant credit agreement to revise this financial covenant and waive this default.

     The holding company expects to generate sufficient cash to meet its obligations during fiscal 2001 through management fees allocated to each operating division and interest paid on intercompany subordinated debt. The holding company does not expect to fund its obligations during fiscal 2001 from dividends paid by its subsidiaries. The ability of the Company's subsidiaries, Long Reach and Blue Giant, to pay dividends to the Company is restricted by their credit agreements, by law and by the Company's charter, as amended by the Articles of Amendment. Long Reach's credit agreement prohibits Long Reach from declaring cash dividends, other than to the Company in an aggregate amount equal to the income tax liability of the Company attributable to the separate taxable income of Long Reach and its subsidiaries. In addition to the restrictions on dividends under Long Reach's credit agreement, as a Delaware corporation Long Reach may pay dividends out of its surplus (as defined under Delaware law) or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year; dividends may not be declared and paid out of net profits, however, if the capital of Long Reach (as computed under Delaware law) is less than the aggregate amount of capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Blue Giant's credit agreements prohibit Blue Giant from making any corporate distributions, including cash dividends, without the prior written consent of its lender. In addition, as an Ontario corporation Blue Giant is prohibited from declaring and paying a dividend if there are reasonable grounds for believing that (i) Blue Giant is, or after the payment would be, unable to pay its liabilities as they become due, or (ii) the realizable value of Blue Giant's assets would, after the payment, be less than the aggregate of its liabilities and its stated capital of all classes of capital stock. The Articles of Amendment prohibit the Company's subsidiaries from declaring or paying any dividend or making any distribution on or with respect to their capital stock without the approval of the holders of at least 75% of all issued and outstanding Series B Preferred Stock and Series C Preferred Stock voting as a class.

     As a result of losses incurred in the year ended December 30, 2000, it was necessary for the Company to raise additional funds for working capital and general business purposes of the Company and its subsidiaries during the first quarter of 2001. On March 16, 2001, the Company effected the Preferred Stock Investment. See "DESCRIPTION OF BUSINESS - Subsequent Developments."

     The Company believes that the combination of its existing working capital, including working capital provided by the Preferred Stock Investment (see "DESCRIPTION OF BUSINESS - Subsequent Developments"), current cash balances and available borrowing under existing lines of credit will be adequate to meet its anticipated capital and liquidity requirements with respect to the operations of the Company for fiscal year 2001. See however "Forward-Looking Statements" below.

Quantitative And Qualitative Disclosures

     Market Risk. The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative instruments. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

     Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase the Company's net loss for the year ended December 30, 2000 by approximately $157. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. As of December 30, 2000, the Company had foreign operations in Australia and Canada. The translation adjustment during the year ended December 30, 2000 was a loss of $100, which was recognized in accumulated other comprehensive loss in the consolidated balance sheet included herein.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company has adopted SFAS 133 as of January 1, 2001. The Company does not expect the adoption of SFAS 133 will have a material effect on its financial condition or results of operation because the Company historically has not entered into derivative instruments nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has adopted SAB No. 101 effective January 2, 2000, which has not had a material impact on the Company's consolidated financial position or results of operation.

FORWARD-LOOKING STATEMENTS

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

Item 7. Financial Statements.


Contents........................................................................................................F-1
Independent auditors' report....................................................................................F-2
Independent auditors' report....................................................................................F-3
Consolidated Balance Sheet at December 30, 2000.................................................................F-4
Consolidated Statements of Operations for the Year ended December 30, 2000 and the Fifty-two Weeks Ended January 1, 2000..............................................................F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Year
     ended December 30, 2000 and the Fifty-two Weeks Ended January 1, 2000......................................F-6
Consolidated Statements of Cash Flows for the Year ended December 30, 2000 and the Fifty-two Weeks Ended January 1, 2000..............................................................F-7
Notes to Consolidated Financial Statements......................................................................F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
TBM Holdings, Inc.
Westport, CT

We have audited the accompanying statements of operations, stockholders' equity and comprehensive income (loss) and cash flows of TBM Holdings, Inc. for the fifty-two weeks ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations, and cash flows of TBM Holdings, Inc. for the fifty-two weeks ended January 1, 2000 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
February 11, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
TBM Holdings Inc.:


We have audited the accompanying consolidated balance sheet of TBM Holdings Inc. and subsidiaries as of December 30, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 30, 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TBM Holdings Inc. and subsidiaries as of December 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    KPMG LLP
Houston, Texas
March 30, 2001

                        TBM HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)

                                                                                December 30,
       ASSETS                                                                      2000
                                                                                ------------
Current assets:
     Cash and cash equivalents                                                    $  1,833
     Accounts receivable, net of allowance for doubtful accounts of
         $340 at December 30, 2000                                                  12,182
     Inventories, net                                                               10,211
     Prepaid expenses and other receivables                                            219
     Deferred taxes, net                                                                33
                                                                                  --------
                     Total current assets                                           24,478
                                                                                  --------
Property, plant and equipment, at cost                                              10,842
     Less accumulated depreciation                                                     594
                                                                                  --------
                     Net property, plant and equipment                              10,248
                                                                                  --------

Goodwill and other intangibles,
     net of accumulated amortization of $469                                        15,085
Other assets                                                                           357
                                                                                  --------
                                                                                  $ 50,168
                                                                                  ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                       $  5,877
     Accrued expenses                                                                3,522
     Current portion of revolving credit loans                                       4,057
     Current portion of long-term debt                                                 926
     Bank overdraft payable                                                          1,329
                                                                                  --------
                     Total current liabilities                                      15,711
                                                                                  --------

Revolving credit loans                                                               7,247
Long-term debt, excluding current portion                                            6,472
Other long-term liabilities                                                             21

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized 15,000,000 shares;
         no shares issued and outstanding                                             --
     Common stock, $.001 par value. Authorized 10,000,000 shares; 5,595,000 and
         2,601,000 shares issued and outstanding at December 30, 2000 and
         January 1, 2000, respectively                                                   6
     Additional paid-in capital                                                     42,262
     Accumulated other comprehensive loss - foreign currency translation
         Adjustments                                                                  (100)
     Accumulated deficit                                                           (21,451)
                                                                                  --------
                    Total stockholders' equity                                      20,717
                                                                                  --------
Commitments and contingencies                                                     $ 50,168
                                                                                  ========

See accompanying notes to consolidated financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                               Fifty-two
                                                                Year ended     weeks ended
                                                                December 30,   January 1,
                                                                    2000       2000
                                                               -------------   ----------
Net sales                                                      $    38,586     $     --
                                                               -----------     ----------
Cost of sales                                                       33,728           --
             Gross profit                                            4,858           --
Selling, general and administrative expenses                        11,886            446
Restructuring expenses                                                 746           --
Loss on impaired assets                                                515           --
                                                               -----------     ----------
             Operating loss                                         (8,289)          (446)
Interest expense                                                    (1,123)          --
Other income, net                                                      345            470
                                                               -----------     ----------
             Income (loss) from continuing operations before
                         income tax expense                         (9,067)            24

Income tax expense                                                      53           --
             Income (loss) from continuing operations               (9,120)            24
       Income from discontinued operations                            --               15
                                                               -----------     ----------
             Net income (loss)                                 $    (9,120)    $       39
                                                               ===========     ==========
Basic and diluted income (loss) per share:
       Continuing operations                                   $     (2.09)    $     0.02
       Discontinued operations                                        --             0.01
                                                               -----------     ----------
                                                               $     (2.09)   $      0.03
                                                               ===========     ==========
Weighted average shares outstanding:
       Basic                                                     4,356,340      1,401,000
                                                               ===========     ==========
       Diluted                                                   4,356,340      1,464,000
                                                               ===========     ==========

See accompanying notes to consolidated financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                 (In thousands)
     Year ended December 30, 2000 and Fifty-two weeks ended January 1, 2000



                                                  Preferred stock              Common stock          Additional
                                              ----------------------       ----------------------     paid-in
                                               Shares       Amount         Shares      Amount         capital
                                              --------   -----------      --------    -----------    -----------
Balances at December 31, 1998                   2,394      $      2            22     $   --           $ 11,583
Cancellation of treasury shares
       and return of preferred stock           (2,394)           (2)         --           --               (173)
Contributions to capital                         --            --            --           --                518
Issuance of common stock for cash, net           --            --           2,546            3           10,089
Issuance of common stock warrants                --            --            --           --              2,082
Issuance and exercise of options                 --            --              33         --                165
Comprehensive income -
       Net income                                --            --            --           --                 --
                                              -------      --------       -------     --------          --------
Balances at January 1, 2000                      --            --           2,601            3           24,264
Issuance of common stock for
       acquisition                               --            --             500            1            2,999
Issuance of common stock for cash, net           --            --           2,494            2           14,999
Comprehensive loss:
       Net loss                                  --            --            --           --                 --
       Foreign currency
            Translation adjustments              --            --            --           --                 --
                Total comprehensive loss
                                              -------      --------       -------     --------          --------
Balances at December 30, 2000                    --        $   --           5,595     $      6          $ 42,262
                                              =======      ========       =======     ========          ========

                                             Accumulated
                                                other
                                             comprehensive  Accumulated   Treasury
                                                loss          deficit      stock         Total
                                            -------------- ------------  ----------   -----------
Balances at December 31, 1998                  $   --        $(12,370)     $   (175)     $   (960)
Cancellation of treasury shares
       and return of preferred stock               --            --             175          --
Contributions to capital                           --            --            --             518
Issuance of common stock for cash, net             --            --            --          10,092
Issuance of common stock warrants                  --            --            --           2,082
Issuance and exercise of options                   --            --            --             165
Comprehensive income -
       Net income                                  --              39          --              39
                                               --------      --------      --------      --------
Balances at January 1, 2000                        --         (12,331)         --          11,936
Issuance of common stock for
       acquisition                                 --            --            --           3,000
Issuance of common stock for cash, net             --            --            --          15,001
Comprehensive loss:
       Net loss                                    --          (9,120)         --          (9,120)
       Foreign currency
            Translation adjustments                (100)         --            --            (100)
                                                                                         --------
               Total comprehensive loss                                                    (9,220)
                                               --------      --------      --------      --------
Balances at December 30, 2000                  $   (100)     $(21,451)         --        $ 20,717
                                               ========      ========      ========      ========



See accompanying notes to consolidated financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                   Fifty-two
                                                                                    Year ended    weeks ended
                                                                                    December 30,   January 1,
                                                                                    2000              2000
                                                                                    ------------  -----------
Cash flows from operating activities:
      Net income (loss)                                                             $ (9,120)     $     39
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation                                                                660             1
             Amortization                                                                688          --
             Bad debt expense                                                            215          --
             Loss on impaired assets                                                     515          --
             Loss on sale of assets                                                       56          --
             Gain on satisfaction of legal fees                                         --            (127)
             Changes in assets and liabilities, net of effects of acquisitions:
                 Accounts receivable, net                                             (1,279)         --
                 Inventories                                                           1,706          --
                 Prepaid expenses and other receivables                                  (58)          (10)
                 Other assets                                                           (153)           (3)
                 Trade accounts payable                                                 (667)          (11)
                 Accrued expenses                                                       (481)         --
                                                                                    --------      --------
                             Net cash used in operating activities                    (7,918)         (111)
                                                                                    --------      --------
Cash flows from investing activities:
      Payment for businesses purchased, net of cash acquired                         (19,480)         --
      Capital expenditures for property, plant and equipment, net                       (527)           (4)
      Proceeds from sales of property, plant and equipment                                29          --
                                                                                    --------      --------
                             Net cash used in investing activities                   (19,978)           (4)
                                                                                    --------      --------
Cash flows from financing activities:
      Bank overdraft                                                                     268          --
      Debt issuance costs paid                                                          (208)         --
      Net borrowings under revolving credit loans                                      2,674          --
      Payments on long-term debt                                                         (57)         --
      Proceeds from issuance of common stock and warrants                             15,001        12,177
                                                                                    --------      --------
                             Net cash provided by financing activities                17,678        12,177
                                                                                    --------      --------
                             Effect of foreign currency translation on cash              (13)         --
                                                                                    --------      --------
                             Net increase (decrease) in cash                         (10,231)       12,062
Cash and cash equivalents at beginning of year                                        12,064             2
                                                                                    --------      --------
Cash and cash equivalents at end of year                                            $  1,833      $ 12,064
                                                                                    ========      ========
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                                        $    978      $   --
                                                                                    ========      ========
      Cash paid during the year for income taxes                                          74          --
Supplemental diclosure of noncash activities:
      Common stock issued for acquisition                                           $  3,000      $   --
      Contribution of amount due to former officer to paid-in capital                   --             518
      Issuance of options in full settlement of certain accounts payable                --             162
                                                                                    ========      ========

See accompanying notes to consolidated financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The primary business of TBM Holdings Inc. (the "Company"), through the operations of its wholly-owned subsidiaries, Long Reach, Inc. ("Long Reach") and Blue Giant Equipment Corporation ("Blue Giant"), and Long Reach's subsidiaries, Presto Lifts, Inc. ("Presto") and Long Reach Brudi Pacific Pty Ltd, is the manufacturing and marketing of hydraulically activated material handling equipment in Houston, Texas; Brampton, Ontario, Canada; Pawtucket, Rhode Island; and Adelaide, Australia. The Company markets the majority of its products through numerous material-handling dealers in the U.S., Canada and other international locations. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers of common proprietary products and is not dependent on any one customer. The Company was formerly known as Specialty Retail Group, Inc. ("Specialty"), a holding company that was engaged through its subsidiaries in the operation and franchising of retail specialty toy stores. Control of the Company changed during June 1999 as a result of a capital infusion into the Company and sale of shares constituting 99% of the outstanding shares after such sale. As part of the recapitalization, the Company's stock was reverse split 1 for 412.92. Such reverse split is reflected retroactively throughout these financial statements. The only operations of Specialty prior to the change in control constituted maintaining a business office and complying with its reporting obligations as a publicly owned company.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Through June 15, 1999, the Company's subsidiaries included BBHI and SRG Management Corp. (wholly-owned), neither of which had any operations. All operations of Specialty for the fifty-two weeks ended January 1, 2000, are reported as results of discontinued operations.

     FISCAL YEAR

     In connection with the acquisition of Long Reach Holdings, Inc. (see note
     2), the Company changed its fiscal year to a 52/53 week fiscal year ending on the Saturday closest to December 31. Such change has been reflected in these financial statements for all periods presented. All references to years relate to fiscal years rather than calendar years.



                                                                     (continued)

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     RECLASSIFICATION

     Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     Cash equivalents for purposes of reporting cash flows consisted of highly liquid debt instruments purchased with an original maturity of three months or less. Such accounts are carried at cost plus accrued interest, which approximates market.

     INVENTORY

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

     Depreciation of property, plant and equipment is calculated on the straight-line method, based on the estimated useful lives of the various assets, as follows:

                                                             LIFE
                                                          -------------
              Buildings and improvements                  20 - 30 years
              Machinery and equipment                      3 - 12 years
              Furniture and fixtures                        7 - 8 years


     Equipment held under capital leases is depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     GOODWILL, OTHER INTANGIBLES AND DEBT ISSUANCE COSTS

     Goodwill is amortized on a straight-line basis over 20 years. Other intangibles are being amortized on a straight-line basis over five years. Debt issuance costs are being amortized over the life of the related debt and are included as a component of interest expense.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses the recoverability of long-lived assets, including goodwill, by determining whether the amortization or depreciation of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows associated with the asset. The amount of impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

     REVENUE RECOGNITION AND PRODUCT WARRANTY

     Revenue is recognized at the time the product is shipped and risk of loss has passed to the customer. The Company warrants that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from six months to one year from the original date of purchase, depending on the product. The Company provides for estimated product warranty at the time of sale.

     COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components. Comprehensive income
     (loss), consisting of net income (loss) and foreign currency translation adjustments, is presented in the consolidated statements of stockholders' equity and comprehensive income (loss). SFAS No. 130 does not significantly affect the financial position or results of operations of the Company.

     FOREIGN CURRENCY GAINS AND LOSSES

     The foreign-owned assets and liabilities of the Company have been translated to United States dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Loss" in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates are made at discrete points in time based upon relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities, revolving credit loans and long-term debt approximate the fair value of such items at December 30, 2000.

     INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

     The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares and diluted income (loss) per common share:

                                                                     Fifty-two
                                                   Year ended       weeks ended
                                               December 30, 2000  January 1, 2000
                                               -----------------  ---------------
     Net income (loss) applicable to
         common stock                             $    (9,120)     $        39

     Weighted average number of common
         shares outstanding                         4,356,340        1,401,000
     Warrants                                            --             63,000
                                                  -----------      -----------
     Weighted average number of
         diluted common shares
         outstanding                                4,356,340        1,464,000
                                                  ===========      ===========

     Basic income (loss) per common share         $     (2.09)     $      0.03
                                                  ===========      ===========

     Diluted income (loss) per common share       $     (2.09)     $      0.03
                                                  ===========      ===========

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     For the year ended December 30, 2000, 130,146 and 1,201,175 shares subject to stock options and warrants, respectively, were not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive.

     STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation, allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees. The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net income (loss), basic income (loss) per share and diluted income
     (loss) per share for the periods presented would have decreased (increased) as discussed in note 8.

     NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company has adopted SFAS No. 133 beginning December 31, 2000 and does not expect the adoption of SFAS No. 133 to have a material effect on its financial condition or results of operations.

(2)  ACQUISITIONS

     On February 23, 2000, the Company acquired Long Reach Holdings, Inc. (the "Acquired Corporation") in a merger transaction (the "Long Reach Merger") pursuant to which the Acquired Corporation merged into Long Reach. The aggregate consideration in respect of the acquisition was (1) $1,500 of cash, (2) the issuance of 500,000 shares of the Company's Common Stock valued at $6.00 per share, (3) Long Reach's issuance of $3,000 of new subordinated notes to refinance a portion of existing subordinated notes with certain stockholders of the Acquired Corporation and (4) the assumption by Long Reach of $10,921 of outstanding bank debt at the date of the acquisition. Upon closing, the Company paid down $5,338 of the debt assumed. The Long Reach Merger has been accounted for using the purchase method of accounting, effective at the date of acquisition.


                                                                     (continued)

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     On May 16, 2000, the Company, through Long Reach, acquired all of the capital stock of Lee Engineering Company, Inc. ("Lee Engineering") for $7,466 of cash (the "Lee Engineering Acquisition"). On May 22, 2000, the Company changed the name of Lee Engineering to Presto Lifts, Inc. ("Presto Lifts"). The Lee Engineering Acquisition has been accounted for using the purchase method of accounting, effective at the date of the acquisition.

     On November 10, 2000, the Company, through Blue Giant, acquired substantially all of the assets and specific liabilities of Blue Giant Limited ("BG Limited") and certain intellectual property of Blue Giant Corporation for $8,307 (the "Blue Giant Acquisition"). The Blue Giant Acquisition was financed by (1) the Company's issuance of 923,077 shares of common stock to existing shareholders at $6.50 per share and (2) Blue Giant's obtaining a loan agreement with a bank which advanced $5,190 at closing. Also at closing, Blue Giant paid down $2,694 of debt of BG Limited. The Blue Giant Acquisition has been accounted for using the purchase method of accounting, effective at the date of acquisition.

     The purchase price was allocated to assets purchased and liabilities assumed as follows:

                                           Long Reach      Lee Engineering          Blue Giant
                                                Merger       Acquisition           Acquisition
                                           -----------     ----------------       --------------
     Working capital                        $ (1,606)          $  2,093               $  1,629
     Property and equipment                    6,985                641                  3,351
     Goodwill and other intangibles            7,495              4,732                  3,327
     Other assets                                326                 --                     --
     Long-term debt                           (8,583)                --                     --
     Other long-term liabilities                (117)                --                     --
                                            --------          ---------               --------
     Purchase price                         $  4,500          $   7,466               $  8,307
                                            ========          =========               ========

     Results for the year ended December 30, 2000 include the operating results of Long Reach for the period February 24, 2000 through December 30, 2000, the operating results of Presto Lifts for the period May 16, 2000 through December 30, 2000 and the operating results of Blue Giant for the period November 11, 2000 through December 30, 2000.

     Set forth below is certain unaudited summary pro forma combined financial data of the Company for the years ended December 30, 2000 and January 1, 2000, based upon historical information that has been adjusted to reflect the


                                                                     (continued)

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     Long Reach Merger, the Lee Engineering Acquisition and the Blue Giant Acquisition as if such transactions occurred at January 1, 1999. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would have been obtained had the transactions been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data

                                                    Year ended                 Year ended
                                                 December 30, 2000           January 1, 2000
                                                 -----------------           ---------------
      Net sales                                     $    70,112                 $  78,088
      Loss from continuing operations                    (9,757)                   (3,412)
      Net loss                                      $    (9,757)                $  (3,397)
                                                    ===========                 =========
      Basic and diluted income (loss) per share:
          From continuing operations                $     (1.87)                $   (1.21)
          From discontinued operations                       --                       .01
                                                    -----------                 ---------
          Net                                       $     (1.87)                $   (1.20)
                                                    ===========                 ==========
      Basic and diluted weighted average
          shares outstanding                          5,221,883                  2,824,000
                                                     ==========                  =========

(3)  INVENTORIES, NET

     Inventory costs at December 30, 2000 are summarized as follows:

                                        December 30, 2000
                                        -----------------
        Raw materials                       $  5,878
        Work in process                        1,512
        Finished goods                         2,821
                                            --------
                 Total inventories          $ 10,211
                                            ========

                                                                     (continued)

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment costs at December 30, 2000 are summarized as follows:

                                 December 30, 2000
                                 -----------------
     Land                           $   865
     Buildings and improvements       3,462
     Leasehold improvements             282
     Machinery and equipment          5,116
     Furniture and fixtures             749
     Autos & trucks                     368
                                    -------
                                    $10,842
                                    =======

     Included in property and equipment are assets which were sold in February 2001 at their carrying values of $129.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


(5)  LONG-TERM DEBT AND REVOLVING CREDIT LOANS

     Long-term debt at December 30, 2000 is summarized as follows:

                                                                      December 30, 2000
                                                                      -----------------
     Note payable to bank, due in monthly installments of $50 or $60 beginning January 1, 2001, plus interest at the lender's prime
       rate plus 1.0%, with final payment due March 31, 2003               $2,500
     Note payable to bank, due in monthly installments of $6 beginning
       December 1, 2000, plus interest at the lender's prime rate
       plus 1.0%, with final payment due November 1, 2020                   1,442
     Note payable to bank, due in monthly installments of $11 beginning
        December 1, 2000, plus interest at the lender's prime rate plus
        1.0%, with final payment due May 1, 2004                              456
     Notes payable to stockholders, interest at 0% through December 31,
       2000, 6% beginning January 1, 2001 through February 23, 2004, and Senior Debt Rate plus 2% thereafter until maturity on
       February 23, 2005                                                    3,000
     Long Reach credit agreement (see below)                                7,247
     Blue Giant credit agreement (see below)                                4,057
                                                                          -------
                  Total long-term debt                                     18,702
     Less current portion                                                   4,983
                                                                          -------
                  Long-term debt, excluding current portion               $13,719
                                                                          =======


     In connection with the Long Reach Merger and the Lee Engineering Acquisition (see note 2), the Company amended Long Reach's revolving credit agreement (the "Long Reach Credit Agreement") and term loan with a bank. The Long Reach Credit Agreement includes a revolving credit loan with a commitment of $10,000, subject to borrowing base availability and other items, and a term loan of $2,500.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000



     Borrowings under the Long Reach Credit Agreement accrue interest at the bank's prime rate (9.5% at December 30, 2000) plus 0.25% to 1% under differing circumstances. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2003. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the Long Reach Credit Agreement in connection with the Long Reach Merger. At December 30, 2000, the borrowing base availability for the revolving credit loan was determined to be $7,984, of which the Company had utilized $7,247.

     The Long Reach Credit Agreement also provides that the term loan be repaid in principal installments of $60, payable on the first day of each month beginning January 1, 2001, and continuing through and including December 1, 2001, and $50, payable on the first day of each month beginning January 1, 2002, and continuing through March 31, 2003. The Company is required to meet certain financial covenants as defined in the Long Reach Credit Agreement. At December 30, 2000, the Company was in default on two of its financial covenants under the Long Reach Credit Agreement. On March 30, 2001, the bank issued an amendment to the Long Reach Credit Agreement, which included a waiver that effectively cured these defaults. In addition, the bank revised certain financial covenants, amended the due date of the revolving credit loan to March 31, 2002 and amended the rate at which interest accrues to the bank's prime rate plus 2%, effective April 1, 2001. As a result of this amendment, the Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished.

     The $3,000 notes payable to stockholders were recorded at a discount at acquisition date and interest was imputed at 6% using the interest method to reflect an effective interest rate over the life of the notes. On March 16, 2001 the annual rate of interest on the notes payable to stockholders increased from 6% to 10% effective January 1, 2001 (see note 14).

     The notes payable to stockholders and the Long Reach term loan and revolving credit loan are secured by liens on substantially all of the assets of Long Reach and Presto Lifts. In addition, the Long Reach Credit Agreement contains various restrictions, including restrictions relating to entering into certain activities, payment of dividends, investments, capital leases and purchases and sales of assets, and also requires compliance with certain financial ratios and minimum levels of working capital.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     In connection with the Blue Giant Acquisition (see note 2), Blue Giant entered into a credit agreement (the "Blue Giant Credit Agreement") with a Canadian bank. The Blue Giant Credit Agreement includes a revolving credit loan with a commitment of $4,670, subject to borrowing base availability and other items, and term loans of $1,442 and $456, respectively. Borrowings under the Blue Giant Credit Agreement accrue interest at the bank's prime rate (7.5% at December 30, 2000) plus 0.625% or 1.0% for the revolving credit agreement and the term loans, respectively. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is reviewed on an annual basis. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. In addition, the Blue Giant Credit Agreement contains certain financial and operating covenants. At December 30, 2000, the borrowing base availability for the revolving credit loan was determined to be $4,130, of which Blue Giant had utilized $4,057. At December 30, 2000, the Company was in default on one of its financial covenants under the Blue Giant Credit Agreement. On March 29, 2001, the bank issued an amendment to the Blue Giant Credit Agreement, which included a waiver that effectively cured these defaults and amended certain debt covenants.

     The aggregate maturities of the Company's long-term debt and revolving credit loans at December 30, 2000 are as follows:

         Year ending
     ------------------
     December 29, 2001                       $  4,983
     December 28, 2002                          8,051
     January 3, 2004                            1,383
     January 1, 2005                              132
     December 31, 2005                          3,072
     Thereafter                                 1,081
                                             --------
                                             $ 18,702
                                             ========

(6)  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     On October 2, 2000, the Company announced plans to exit its Little Rock, Arkansas facility. Available capacity at its other manufacturing facilities eliminated the need for this location. Product line transfers began immediately and were completed by December 30, 2000. The lessor was notified that the Company elected to terminate its lease and exit the facility by March 13, 2001. Certain equipment was disposed of through a February 2001 auction. This exit plan resulted in the involuntary termination of substantially all of the 82 salaried and hourly employees at Little Rock.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000



     Restructuring expenses of $746 were recorded in the fourth quarter of fiscal 2000 and are reported separately on the Consolidated Statement of Operations. Involuntary termination benefits represented $639 of the total restructuring charge. The remaining $107 represented costs incurred to manage the closing process and prepare the facility for exit. As of December 30, 2000, $350 (including $268 involuntary termination benefits) had been paid. The remaining accrual at December 30, 2000 of $396 was substantially paid by March 30, 2001.

     Additionally, a $515 loss on impaired assets was recorded to write-down certain equipment to fair value. This equipment was disposed of in a February 2001 auction.

(7)  STOCKHOLDERS' EQUITY

     Immediately prior to the closing of a private placement on June 15, 1999 (described below), the former majority stockholder, in his capacity as sole director of the Company, authorized, and holders of a majority of the voting stock of the Company approved: (i) a 1 for 412.92 reverse stock split of the Company's common stock for stockholders of record as of June 15, 1999, and (ii) the contribution to capital of the Company's treasury shares. The reverse stock split reduced the number of outstanding shares from 9,084,238 to 22,000 shares. In addition, the Company changed its name from Specialty Retail Group, Inc. to TBM Holdings Inc.

     On June 15, 1999, the Company completed a private placement of its common stock pursuant to which it issued and sold 2,546,000 shares of common stock for $5.00 per share for aggregate gross proceeds to the Company of $12,730. Approximately $2,082 of the proceeds were allocated to common stock warrants as described below. The offering was made solely to accredited investors and the Company paid a placement agent fee of $30 and various other costs, see below. In connection with the private placement, the Company agreed to offer, with a first call option to one of the investors (the "Investor"), additional shares at the private placement price of $5.00 per share upon the Company's first acquisition of a business. The number of shares purchasable was limited to an overall maximum of 1,000,000 shares, except that the number of shares available to the Investor was limited to that number of shares which would bring said Investor's total holdings of Company stock to 25% on a fully diluted basis.

     The private placement was effectuated pursuant to a Stock Purchase and Reorganization Agreement (the "Purchase Agreement"). The Purchase Agreement was among the Company, the majority stockholder of the Company prior to the private placement, and Colt Services, Inc. and TBM

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     Consulting Group, Inc. (the "Purchasers"). In connection with the Purchase Agreement, the Company issued to the Purchasers and their respective designees, warrants to purchase an aggregate of 20% (1,143,969 and 658,744 shares at December 30, 2000 and January 1, 2000, respectively) of the Company's common stock at $5.00 per share on a fully diluted basis. The Company also paid the Purchasers from the proceeds of the offering an aggregate of $300 at closing for consulting services rendered in connection with transactions contemplated by the Purchase Agreement, as well as other costs of approximately $226, and the Company issued to the former majority stockholder and his designee, warrants to purchase an aggregate of 1% (57,206 and 32,937 shares at December 30, 2000 and January 1, 2000, respectively) of the common stock at $5.00 per share on a fully diluted basis. The warrants were recorded at fair value of $2,082 at the grant date (691,681 shares at $3.01 per share). The fair value of each warrant was determined using the Black-Scholes option valuation model. The key input variables used in valuing the warrants were as follows: average risk free interest rate based on 10-year Treasury bonds of 6.00%, an estimated option term of 2.5 years, no expected dividends on common stock and expected volatility of 100.00%.

     During 1999, the former majority stockholder and other related stockholders
     (i) contributed $518 of notes payable and related accrued interest payable to them to the capital of the Company and (ii) effected the contribution to capital of all of outstanding Preferred Stock held by an affiliate.

     On February 23, 2000, the Company completed a private placement of its common stock, $.001 par value per share, pursuant to which it issued and sold an aggregate of 916,667 restricted shares to existing shareholders of the Company at $6.00 per share, for aggregate proceeds to the Company of $5,501. In addition, the Investor exercised its first call option to purchase 500,000 restricted shares of common stock at $5.00 per share, for aggregate proceeds to the Company of $2,500.

     On November 10, 2000, the Company completed a private placement of its common stock, $.001 par value per share, pursuant to which it issued and sold an aggregate of 923,077 restricted shares to existing shareholders of the Company at $6.50 per share, for aggregate proceeds to the Company of $6,000.

     On November 17, 2000, the Company completed a private placement of its common stock, $.001 par value per share, pursuant to which it issued and sold an aggregate of 153,846 restricted shares to existing shareholders of the Company at $6.50 per share, for aggregate proceeds to the Company of $1,000.

(8)  STOCK OPTIONS

     In December 1991 and October 1994, the Company established the 1991 Nonqualified Stock Option Plan and the 1994 Stock Option Plan (the "Plans") under which a total of 1,695 and 1,211 shares, respectively, of the Company's

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     common stock could be issued to officers, directors, employees and independent contractors of the Company upon the exercise of options granted under the Plans. The Plans are administered by a committee appointed by the Board of Directors (the "Committee"). The Committee has authority, subject to the terms of the Plans to determine the individuals to whom options may be granted, the exercise price and the number of shares of common stock subject to each option, the time or times during which all or a portion of each option may be exercised and certain other provisions of each option. As of December 30, 2000, an aggregate of 2,228 shares remain available for future grant of options under the Plans.

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

     In June 1999 and December 2000, the Company established the 1999 Stock Option Plan and the 2000 Stock Option Plan (the "New Plans") under which a total of 125,000 and 250,000 shares, respectively, of the Company's common stock could be issued to officers, directors, employees, and advisors or consultants to the Company or any affiliate of the Company upon the exercise of options granted under the New Plans. Options granted to date under the New Plans are non-qualified and were granted at a price equal to the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25%, 35% and 40%, respectively, over a three-year period on the yearly anniversary date of the grant. The options become immediately exercisable in full in the event a "change in control" (as defined by the New Plans) of the Company has occurred. Options granted to non-employee directors have a term of ten years and vest immediately at the date of grant. During 2000, the Company granted options to employees and directors that allow participants to acquire 128,500 shares of common stock at an exercise price of $6. As of December 30, 2000, an aggregate of 246,500 shares of common stock remain available for future grant of options under the New Plans.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     Non-qualified stock option activity has been as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Number of     Price
                                                    Options      Per Option
                                                   ---------    -----------
     Options outstanding at December 31, 1998        1,646      $   389.73
     Granted                                        33,000            0.10
     Exercised                                     (33,000)           0.10
                                                   -------

     Options outstanding at January 1, 2000          1,646      $   389.73
     Granted                                       128,500            6.00
     Exercised                                        --           --
                                                  --------      ----------
     Options outstanding at December 30, 2000      130,146      $    10.85
                                                  ========      ==========


     At December 30, 2000, 5,646 options were exercisable with a weighted average exercise price of $117.87 and a weighted average remaining contract life of 7.32 years.

     The Company accounts for these plans under APB Opinion 25. Therefore, no compensation cost has been recognized for its stock option plans. Had compensation cost for the stock options granted subsequent to January 1, 1995, been based upon the estimated fair value at the grant dates, as prescribed by SFAS No. 123, the Company's pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                               Year ended                Year ended
                                           December 30, 2000           January 1, 2000
                                      ---------------------------      ---------------
                                      As reported       Pro forma        As reported
                                      -----------       ---------        -----------
     Net income (loss)                $  (9,120)        $  (9,504)        $   39
     Earnings (loss) per share
         Basic                            (2.09)            (2.18)          0.03

         Diluted                          (2.09)            (2.18)          0.03

     Certain of the Company's attorneys who were owed $288 agreed to accept options to purchase 33,000 shares of common stock exercisable at $0.10 per share as full payment of such amount (the options were effectively valued at $4.90 each). As a result, $127 has been recorded as other income in the statement of operations.

     The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk free interest rate based on 10 year Treasury bonds of 5.66% in fiscal year 2000 and 6.00% in fiscal year 1999, an estimated option term of 10 years for fiscal year 2000 and 0.50 years for fiscal 1999, no expected dividends on common stock and expected volatility of 23.52% and

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     100.00% during the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000, respectively.

(9)  DISCONTINUED OPERATIONS

     Prior to the completion of the Purchase Agreement (see note 7), the only operations of the Company related to administration of its subsidiaries and the bankruptcy of a former subsidiary, maintaining an office, and continuing its filings with the Securities and Exchange Commission. The Company incurred minimal expenses during the period from January 1, 1999 through June 15, 1999 and negotiated with several creditors who accepted reduced payments in fulfillment of the Company's prior obligations. As a result, the Company recorded income from discontinued operations during the fifty-two weeks ended January 1, 2000. The Company dissolved the remaining subsidiaries prior to the completion of the Purchase Agreement.

(10) INCOME TAXES

     Income tax expense for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000 consists of:

                                            Current         Deferred         Total
                                           ----------     -----------      ---------
 Year ended December 30, 2000:
              U.S. Federal                  $       -     $       -        $     -
              State and local                       -             -              -
              Foreign                              53             -             53
                                            ---------     ---------        -------
                                            $      53     $       -        $    53
                                            =========     =========        =======
 Fifty-two weeks ended January 1, 2000:
              U.S. Federal                  $       -     $       -        $     -
              State and local                       -             -              -
              Foreign                               -             -              -
                                            ---------     ---------        -------
                                            $       -     $       -        $     -
                                            =========     =========        =======


     The reasons for the difference between the amount of tax expense provided and the amount of tax benefit computed by applying the federal statutory income tax rate of 34% to income before income taxes, were as follows for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000:

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

                                                                  Fifty-two
                                                Year ended        weeks ended
                                                December 30,       January 1,
                                                   2000              2000
                                                ------------      -------------
     Tax benefit at statutory rate                $(3,083)        $        --
     Non-deductible goodwill amortization             151                  --
     State, local and foreign income taxes             53                  --
     Foreign tax credits                             (132)
     Other, net                                        20                  --
     Change in valuation allowance                  3,044                  --
                                                  -------         -------------
                       Total expense              $    53         $        --
                                                  =======         =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2000 are presented below:

                                              December 30, 2000
                                              -----------------

     Deferred tax assets:
       Current portion
         Accounts receivable, due to
           allowance for doubtful accounts         $    81
         Various accruals                              305
         Inventory                                     778
         Deferred compensation                          69
         Other                                           3
                                                   -------
                                                     1,236
       Long-term portion -
         Foreign tax credit carryforward               132
         Net operating loss carryforward             4,291
                                                   -------
             Total deferred tax assets               5,659
                                                   -------
     Deferred tax liabilities -
       Current portion - foreign income                 30
       Long-term portion - differences in the
         carrying value of property, plant
         and equipment                               1,631
                                                   -------
           Total deferred tax liabilities            1,661
                                                   -------
     Sub-total                                       3,998
     Valuation allowance                            (3,998)
     Deferred foreign tax                               33
                                                   -------
     Net deferred tax assets                       $    33
                                                   =======


                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


     The Company has provided a full valuation allowance on the United States net deferred tax assets, consisting primarily of a net operating loss carryforward, because of uncertainty regarding its realizability. At December 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,620 subject to limitations as to use, to offset future federal taxable income. The net operating losses will expire if unused beginning in the year 2012 through 2020. The Company has recorded a valuation allowance for $792 of net operating loss carryforwards acquired in the Long Reach Merger, for which subsequently recognized benefits will be allocated to reduce goodwill. There was no valuation allowance for deferred taxes as of January 1, 2000. The net change in the total valuation allowance for the year ended December 30, 2000 was $3,998.

(11) RELATED PARTY TRANSACTIONS

     On June 17, 1999, the Company entered into a five year Consulting and Management Services agreement with one of its stockholders to provide consulting and management services to the Company. Such agreement calls for the stockholder to make available certain of its employees to perform management services for the Company and to receive consulting services on a priority level. Consulting expenses incurred for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000 were $370 and $-0-, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations. As of December 30, 2000, $46 remained unpaid. The parties have agreed in principle to amend this agreement in connection with the Preferred Stock Investment (see note
     14).

     On June 17, 1999, the Company entered into a consulting agreement with one of its stockholders to provide various advisory services to the Company. Such agreement calls for payments of $150 a year, payable at the stockholder's request and upon approval by the Company's Board of Directors, in cash or common stock of the Company, to begin following the Company's acquisition of a business. Advisory services paid for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000 were $125 and $-0-, respectively, and are included in selling, general and administrative expenses in the accompanying Statements of Operations. This agreement was terminated on March 16, 2001, in connection with the Preferred Stock Investment (see note 14).

     On June 17, 1999, the Company entered into a consulting agreement with two of its stockholders to provide consulting services in connection with the Company's planned acquisitions. Such agreement calls for the stockholders collectively to receive 1% of the enterprise value of any acquisition and/or 1% of the amount financed, if any; such payments are not to exceed $600 per acquisition and $600 per financing. Such compensation may be paid, at the stockholders' request and upon approval by the Company's Board of

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     Directors, in common stock of the Company and may be increased on a transaction-by-transaction basis at the discretion of the Company's Board of Directors. Consulting services paid for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000 were $523 and $-0-, respectively, and are included in the cost of acquisition of the acquired companies. This agreement was terminated on March 16, 2001, in connection with the Preferred Stock Investment (see note 14).

(12) CONTINGENCIES AND COMMITMENTS

     The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

     Blue Giant has been served with a statement of claim dated March 15, 2001, in an action brought by Daniel G. Marshall Engineering Corporation ("DGM") pending in the Ontario Superior Court of Justice. The complaint alleges that DGM entered into a contract with Blue Giant for professional engineering services in August 1995 and a collateral proposal to redesign certain lift trucks in August 1996. The prior owner of Blue Giant's assets, and not Blue Giant, was the party to these contracts. DGM claims that Blue Giant no longer has the authority to use the designs created by DGM or the right to transfer the designs to Blue Giant's parent company. DGM is claiming damages for breach of contract, breach of confidential information and unjust enrichment in the aggregate amount of $2,500,000, satisfaction of outstanding amounts due under the contracts of approximately $9,800, or, in the alternative, an injunction against Blue Giant to prevent it from using DGM's designs in the manufacture of forklifts. The Company is currently evaluating this action. The ultimate outcome of this matter cannot currently be predicted.

     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. A summary of the future annual minimum lease payments under these leases follows:

                                               Minimum
     Year ending                           annual payments
     -----------                           ---------------
     December 29, 2001                         $335
     December 28, 2002                          301
     January 3, 2004                            266
     January 1, 2005                             11
     December 31, 2005                            2
     Thereafter                                  --


     Rent expense was $213 and $13 for the year ended December 30, 2000 and the fifty-two weeks ended January 1, 2000, respectively.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000


(13) SEGMENT AND GEOGRAPHICAL DATA

     A summary of net sales and long-lived assets by geographical location follows:

                                 December 30, 2000
                                 -----------------
     Long-lived assets:
     United States                    $18,586
     Canada                             6,647
     Australia                            457
                                      -------
       Total long-lived assets        $25,690
                                      =======

                                      Year ended        Fifty-two weeks ended
                                   -----------------    ---------------------
                                   December 30, 2000      January 1, 2000
                                   -----------------    ---------------------
     Net sales:
       United States                    $33,291              $ --
       Canada                             3,346                --
       Australia                          1,949                --
                                        -------              ------
         Total net sales                $38,586              $ --
                                        =======              ======



(14) SUBSEQUENT EVENTS

     On March 16, 2001, the Company issued 944,508 shares (12% of the Company's fully diluted capitalization) of 10% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Proceeds of approximately $2,875, net of offering costs, will be used for working capital and other general corporate purposes (the "Preferred Stock Investment"). Dividends on the Series B Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash or additional shares of Series B Preferred Stock, at the Company's option upon a liquidity event. All of the Series B Preferred Stock shall be convertible at any time at the election of the holder into a unit (a "Conversion Unit") consisting of (i) one share of 10% Series C Redeemable Preferred Stock (the "Series C Preferred Stock") and (ii) that number of shares of common stock determined by dividing an amount equal to approximately $3.18 by an amount equal to the adjusted conversion price. All of the Series C

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                      December 30, 2000 and January 1, 2000

     Preferred Stock shall be redeemed on the earlier of (i) a qualified public offering, (ii) March 1, 2008 or (iii) a sale, merger or other change of control event. In connection with the issuance of the Series B Preferred Stock, the annual rate of interest on the Notes Payable to Stockholders increased from 6% to 10%, effective January 1, 2001.

     On March 16, 2001, the Company entered into an agreement with certain of its stockholders (the "Stockholders Agreement"). The Stockholders Agreement includes a voting agreement and certain restrictions on the sale of Company stock.

     On March 16, 2001, the Company entered into an agreement with certain of its stockholders (the "Registration Rights Agreement"). The Registration Rights Agreement grants three types of registration rights to certain stockholders; demand rights, S-3 rights and piggy-back rights.

     On March 16, 2001, the Company entered into a consulting agreement with two of its stockholders to provide consulting services in connection with the Company's (i) corporate strategy; (ii) budgeting of future corporate investments; (iii) acquisition and divestiture strategies; and (iv) debt and equity financings. Such agreement calls for the stockholders collectively to receive 1% investment fee at the time of any merger, consolidation, reorganization, restructuring, leveraged buyout, business combination, debt or equity financing or any other transaction of the Company or its subsidiaries. In addition, the stockholders shall receive an annual management fee of $150, payable quarterly in arrears beginning on January 1, 2002. The management fee shall begin to accrue as of February 1, 2001. The Company's obligation to pay the management fee shall terminate following the consummation of a qualified public offering.

     On March 16, 2001, the Company terminated two consulting agreements dated June 17, 1999 with two of its stockholders as described in note 11. In addition, the Company reached an agreement in principle to amend a consulting agreement dated June 17, 1999 with one of its stockholders as described in note 11. Pursuant to the agreement in principle, the stockholder's fees for consulting and management services shall be paid one-third in cash, one-third in Series B Preferred Stock and one-third shall be deferred a minimum of 12 months, effective March 16, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information Concerning Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company and for an executive officer of a subsidiary.

Name                              Age       Position
----                              ---       --------
Anand Sharma                      55        Chairman of the Board of Directors
William A. Schwartz               43        President and Chief Executive Officer, Director
Daniel A. Levinson                40        Secretary, Director
Rainer H. Bosselmann              57        Director
Herbert E. Brown                  54        Director
William F. Dawson                 36        Director
Michael R. Stone                  38        Director
William J. Sample                 58        Vice President - Operations
Patrick H. Peyton                 50        Chief Financial Officer and Vice President - Finance
Andrew Morrow                     36        Vice President and General Manager of Blue Giant Equipment
                                            Corporation

     Anand Sharma was elected Chairman of the Board of Directors of the Company on June 17, 1999, and has served as a director of the Company since June 15, 1999. Mr. Sharma was Chief Executive Officer of the Company from June 17, 1999 until April 28, 2000. Mr. Sharma has served as a director of Long Reach since January 5, 2000, and was elected Chairman of the Board of Directors of Long Reach on January 10, 2000. In 1991, Mr. Sharma founded TBM Consulting Group, Inc., a consultant to manufacturing companies; he is currently a director of TBM Consulting Group, Inc. and serves as its President and Chief Executive Officer.

     William A. Schwartz was elected Chief Executive Officer of the Company on April 28, 2000. Mr. Schwartz has served as President of the Company and as a director of the Company since June 15, 1999. From June 15, 1999 until his election as Chief Executive Officer, Mr. Schwartz served as the Company's Chief Operating Officer. Mr. Schwartz has served as a director of Long Reach since January 5, 2000, and as Secretary of Long Reach since March 30, 2000. Mr. Schwartz was elected a director of Blue Giant on November 10, 2000; he has also served as its President and Chief Executive Officer since November 10, 2000. Mr. Schwartz is Vice President of Business Development and a director of TBM Consulting Group, Inc. Mr. Schwartz joined TBM Consulting Group, Inc. in 1991.

     Daniel A. Levinson was elected Secretary of the Company on December 14, 2000, and has served as a director of the Company since June 15, 1999. Mr. Levinson has also served as a director of Long Reach since January 5, 2000. In January 1998, Mr. Levinson founded Colt Capital Group, a niche investment firm specializing in mid-sized growing companies. For the prior ten years Mr. Levinson was a principal investor with Holding Capital Group, Inc., a management buyout company. Mr. Levinson is a director of Disc Graphics, Inc. and Arguss Communications, Inc. (formerly Arguss Holdings, Inc.) and several private concerns.

     Rainer H. Bosselmann has served as a director of the Company since June 15, 1999. Mr. Bosselmann has also served as a director of Long Reach since January 5, 2000. Mr. Bosselmann has been Chairman and Chief Executive Officer of Arguss Communications, Inc. since 1996. Prior to assuming his position with Arguss Communications, Inc., Mr. Bosselmann was President of Jupiter National, Inc., a business development company.

     Herbert E. Brown was elected a director of the Company on March 10, 2000. Mr. Brown has also served as a director of Long Reach since March 10, 2000. Since August 1996, Mr. Brown has served as Chairman and Chief Executive Officer of Alexander Doll Co., Inc., a private company producing collectible dolls and figurines. Prior to that he was the Vice President and General Manager of Johnson & Johnson Medical, Inc.

     William F. Dawson was elected a director of the Company on November 2, 2000. Mr. Dawson has also served as a director of Long Reach since February 16, 2001. In June 2000, Mr. Dawson became a managing director of Whitney & Co., a private investment firm headquartered in Stamford, Connecticut, where he invests private equity funds managed by Whitney & Co. For the prior fourteen years, Mr. Dawson was a managing director of Donaldson Luftkin Jenrette, Inc. ("DLJ"), a private equity company, where he was responsible for investing private equity funds managed by DLJ. Until May 2000, Mr. Dawson served as a director of Insilco Holding Co., Thermadyne Holdings Corporation and WRC Media, Inc.

     Michael R. Stone was elected a director of the Company on December 14, 2000. Mr. Stone has also served as a director of Long Reach since February 16, 2001. Mr. Stone was a director of the Company from June 15, 1999 until his resignation on March 10, 2000. Mr. Stone is President and Chief Operating Officer of Whitney & Co., where he is responsible for investments and operations. Mr. Stone has held these positions since April 1998. From 1989 until April 1998, Mr. Stone was a managing director of Whitney & Co. Mr. Stone served as a director of Steel Dynamics, Inc. from June 1994 through August 1997.

     The term of each director expires at the Company's next annual stockholders' meeting in May 2001 and until their respective successors shall have been duly elected and qualified.

     William J. Sample has served as Chief Executive Officer and President of Long Reach since March 10, 2000 and March 30, 2000, respectively, and has served as Vice President-Operations of the Company since June 17, 1999. From April 1998 to February 2000, Mr. Sample served as Senior Management Consultant at TBM Consulting Group, Inc. From April 1997 to April 1998, Mr. Sample was President and Chief Executive Officer of Fournier, Inc., which manufactures ready-to-assemble furniture. From 1996 to 1997, he was Vice President, Operations of Alexander Doll Co., Inc.; prior to that, Mr. Sample was Vice President and General Manager, Technical Products, at Pioneer Plastics Corporation, a manufacturer of laminated products.

     Patrick H. Peyton has served as Chief Financial Officer and Vice President-Finance of the Company since November 2, 2000. Mr. Peyton has served as Chief Financial Officer, Vice President-Finance and Treasurer of Long Reach since March 30, 2000. From September 1999 through March 2000, Mr. Peyton was an independent consultant. From April 1986 through September 1999, he was Vice President and Controller of Pioneer Plastics Corporation, working in financial operations.

     Andrew Morrow has served as Vice President, General Manager and Secretary of Blue Giant since November 10, 2000. Mr. Morrow was elected a director of Blue Giant on November 10, 2000. From August 1998 to November 2000, Mr. Morrow served as General Manager at Blue Giant Limited, a subsidiary of CLARK Material Handling Company, managing the operations of the business. From November 1997 to August 1998, Mr. Morrow was Controller of Blue Giant Limited, managing financial and administrative aspects of the business. Prior to that, he was Controller of Blue Giant Canada Limited from August 1990 until November 1997.

Board Committees

     Messrs. Bosselmann, Brown and Schwartz serve on the Company's Audit Committee. Messrs. Sharma, Bosselmann and Brown serve on the Company's Compensation Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, and accordingly, its officers and directors are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

     The following table sets forth certain information with respect to the compensation paid by the Company to its Chief Executive Officer, to its former Chief Executive Officer and to its most highly paid executive officers other than the Chief Executive Officer for services such officers rendered to the Company and its subsidiaries in all capacities for each of the last three fiscal years. For the period January 31, 1997 until June 15, 1999, the Company had sold or discontinued all business operations; its only operations constituted maintaining a business office and complying with its reporting obligations as a publicly-owned company. See "DESCRIPTION OF BUSINESS - Prior History." Accordingly, no compensation was paid to any executive officer of the Company or its subsidiaries during the period January 31, 1997 through to June 15, 1999.

                           SUMMARY COMPENSATION TABLE



                                                                                                 Long-Term Compensation
                                                              Annual Compensation                        Awards
                                                           ----------------------------         ------------------------
                                           Fiscal                                                 Number of Securities
Name and Principal Position                 Year            Salary              Bonus              Underlying Options
---------------------------                ----            --------            --------           --------------------
William A. Schwartz (1)                     2000           $214,615            $173,750                     -
   President and                            1999           $130,000            $ 20,000
   Chief Executive Officer

Anand Sharma                                2000             (2)                 (2)                        -
   Chairman of the Board;                   1999             (2)                 (2)
   former Chief Executive
   Officer (2)

William J. Sample (3)                       2000           $185,000             $40,000                   5,000
   Vice President - Operations

Patrick H. Peyton (3)                       2000           $ 82,500             $17,500                   5,000
   Chief Financial Officer and
   Vice President - Finance

---------------------

(1) Effective April 28, 2000, Mr. Schwartz was elected Chief Executive Officer, and re-elected President, of the Company.

(2) Mr. Sharma served as Chief Executive Officer of the Company from June 17, 1999 and through April 28, 2000 without compensation. From January 1998 through June 17, 1999, the Company had no chief executive officer.

(3) Messrs. Sample and Peyton were first employed by the Company during fiscal 2000.

Director Compensation

     Each of the non-employee members of the Board of Directors receives a payment of $1.00 per meeting attended, whether in person or by telephone, together with reimbursement for actual expenses incurred in attending meetings. In addition, each non-employee director receives $1,000 per "off-site" visit. Examples of an "off-site" visit are plant visits or acquisition-related meetings at a target company's offices. The Company paid Colt Services, Inc., of which Mr. Levinson is President, $517,279 during the fiscal year ended December 30, 2000, pursuant to two consulting agreements to which Colt Services, Inc. and the Company are party. The Company paid TBM Consulting Group, Inc., of which Messrs. Sharma and Schwartz are directors and officers, $500,760 during the fiscal year ended December 30, 2000, pursuant to two consulting agreements to which TBM Consulting Group, Inc. and the Company are party. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of these consulting agreements.

     Pursuant to the TBM Holdings, Inc. 1999 Stock Option Plan, each non-employee director is granted a non-qualified option to purchase 2,000 shares of the Company's Common Stock on the date such person first becomes a director of the Company. Such option is exercisable at any time during its term. The option exercise price is equal to the fair market value of the shares on the date the option is granted. In accordance with the 1999 Stock Option Plan, on April 28, 2000, the Company granted to each of Messrs. Bosselmann and Brown, non-employee directors of the Company, an option to purchase 2,000 shares of the Company's Common Stock. The other non-employee directors have waived their entitlement to receive such options.

Employment Agreements

     The Company is party to an Employment Agreement, dated as of June 17, 1999, as amended by a First Amendment to Employment Agreement, made as of May 1, 2000, with William A. Schwartz, pursuant to which Mr. Schwartz serves as the Company's President and Chief Executive Officer. Under the terms of Mr. Schwartz's employment agreement, Mr. Schwartz will continue to be an officer and director of TBM Consulting Group, Inc., and will spend such time as is necessary to address normal and customary commitments related thereto to the extent that such activity does not interfere with his full-time commitment to the operations of the Company. Prior to the acquisition of Long Reach, Mr. Schwartz received annual compensation in the amount of $130,000 plus ordinary and customary benefits; following such acquisition on February 23, 2000, and until his election as Chief Executive Officer on April 28, 2000, Mr. Schwartz's annual compensation increased to $260,000 plus ordinary and customary benefits. Effective May 1, 2000, Mr. Schwartz's annual base salary as the Company's President and Chief Executive Officer is $200,000 plus ordinary and customary benefits. At the Board's discretion, Mr. Schwartz's compensation and/or time commitment can be adjusted if the Company's size and business plan do not justify such salary. Mr. Schwartz's employment agreement contains confidentiality and non-compete provisions. If Mr. Schwartz terminates his employment upon a change in control (as defined in the employment agreement) or if his employment is terminated without cause by the Company, Mr. Schwartz will be entitled to receive his base salary at the time of termination, plus benefits, for a period of one year following such termination. Mr. Schwartz's employment agreement terminates on June 16, 2003.

     Long Reach is party to an employment agreement, dated as of April 3, 2000, with William J. Sample pursuant to which Mr. Sample serves as Long Reach's President and Chief Executive Officer. Pursuant to the terms of this employment agreement, Mr. Sample receives an annual base salary of $200,000 plus benefits. Mr. Sample received a relocation allowance of $20,000, receives an automobile allowance of $550 per month and is reimbursed for housing expenses up to $2,500 per month for a period of two years. Mr. Sample's employment agreement contains confidentiality and non-compete provisions. If Mr. Sample's employment is terminated without cause by Long Reach, Mr. Sample will be entitled to receive his base salary at the time of termination, plus specified benefits, for a period of one year following such termination. Mr. Sample's employment agreement terminates on April 3, 2004.

Option Grants in Last Fiscal Year

     The following table sets forth information concerning grants of stock options during the fiscal year ended December 30, 2000, to each of the officers named in the Summary Compensation Table. The Company did not grant any stock appreciation rights during the fiscal year ended December 30, 2000, and has no stock appreciation rights outstanding.

                                           Percent of Total
                            Number of       Options Granted
                            Securities            to
                            Underlying       Employees in        Exercise Price
Name                     Options Granted      Fiscal 2000     (Dollars per Share)      Expiration Date
----                     ---------------   -----------------  -------------------      ---------------
William J. Sample             5,000              4.02%               $6.00            November 30, 2010
Patrick H. Peyton             5,000              4.02%               $6.00              June 30, 2010

     The options granted to Messrs. Sample and Peyton are non-qualified stock options, granted under the Company's 1999 Stock Option Plan, which vest as to
(i) 25% of the shares covered by the option after 12 months of continuous employment following the date of grant, (ii) an additional 35% of the shares covered by the option (for a cumulative percentage of 60%) after 24 months of continuous employment following the date of grant, and (iii) an additional 40% of the shares covered by the option (for a cumulative percentage of 100%) after 36 months of continuous employment following the date of grant. The options become immediately exercisable in full in the event a "change of control" (as defined in the 1999 Stock Option Plan) of the Company has occurred.

Fiscal Year End Option Values

     The following table sets forth information concerning the value of unexercised options on December 30, 2000 for each of the officers named in the Summary Compensation Table. None of the options reported in the table were exercisable at fiscal year end. No options were exercised during the fiscal year ended December 30, 2000.

                                              Number of Securities Underlying
Name                                       Unexercised Options at Fiscal Year End
----                                       --------------------------------------
William A. Schwartz                                          0
Anand Sharma                                                 0
William J. Sample                                          5,000
Patrick H. Peyton                                          5,000

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Directors And Executive Officers

     The following table contains information as to shares of each class of the Company's equity securities for: (i) each director of the Company and each of the executive officers named in the Summary Compensation Table; and (ii) all directors and executive officers of the Company as a group.

                                    Name and Address of               Amount and Nature of
       Title of Class              Beneficial Owner (1)               Beneficial Ownership         Percent of Class (2)(3)
       --------------              --------------------               --------------------         -----------------------
Common Stock                  William A. Schwartz                               548,227  (4)                   7.96%
Common Stock                  Anand Sharma                                      987,619  (5)                  14.46%
Common Stock                  Daniel A. Levinson                                668,794  (6)                   9.88%
Common Stock                  Rainer H. Bosselmann                                2,000  (7)                   *
Common Stock                  Herbert E. Brown                                    8,000  (8)                   *
Common Stock                  William F. Dawson (9)                           2,711,998 (10)                  41.47%
Series B Preferred Stock                                                        472,254                       50.00%
Common Stock                  Michael R. Stone (9)                            2,711,998 (11)                  41.47%
Series B Preferred Stock                                                        472,254                       50.00%
Common Stock                  William J. Sample                                  33,303 (12)                   *
Common Stock                  Patrick H. Peyton                                       0                        *
Common Stock and              Directors and executive                         4,743,441                       64.36%
Series B Preferred Stock      officers as a group

* Represents less than 1% of the outstanding Common Stock and the Series B Preferred Stock (assuming the conversion of all outstanding shares of the Series B Preferred Stock into Common Stock).

(1) Unless otherwise indicated, the address of the beneficial owner is c/o TBM Holdings Inc., 136 Main Street, Westport, Connecticut 06880.

(2) With respect to ownership of Common Stock, percent of class is based on 6,539,597 shares of the Company's capital stock outstanding, as follows: (i) 5,595,089 shares of the Company's Common Stock outstanding as of March 28, 2001, and (ii) 944,508 shares of Common Stock into which the Series B Preferred Stock is convertible, assuming the conversion of all outstanding shares of the Series B Preferred Stock as of March 28, 2001. As of March 28, 2001, the Series B Preferred Stock was convertible into a Conversion Unit comprised of one share of the Company's Common Stock and one share of Series C Preferred Stock. See "DESCRIPTION OF BUSINESS - Subsequent Developments." In accordance with the rules of the Securities and Exchange Commission, options or warrants to purchase shares of Common Stock that are exercisable as of March 28, 2001, or within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person or group holding such options or warrants for the purpose of computing the percent ownership of such person or group, but are not deemed to be outstanding for the purpose of computing the percent ownership of any other person or group.

(3) With respect to ownership of Series B Preferred Stock, percent of class is based on 944,508 shares of Series B Preferred Stock outstanding as of March 28, 2001.

(4) Includes 10,000 shares of Common Stock held by Mr. Schwartz as custodian for two family members, 140,000 shares of Common Stock held by TBM Capital II, LLC, of which Mr. Schwartz is a managing member, and 6,500 shares of Common Stock held by TBM Consulting Group, Inc., of which Mr. Schwartz is Vice President of Business Development and a director. Mr. Schwartz disclaims beneficial ownership of these shares. Includes 281,727 shares of Common Stock issuable upon exercise of warrants held by Mr. Schwartz and 70,000 shares of Common Stock issuable upon exercise of a warrant held by TBM Capital II, LLC. Mr. Schwartz disclaims beneficial ownership of the warrant held by TBM Capital II, LLC and the shares issuable thereunder.

(5) Includes 18,000 shares of Common Stock held by Mr. Sharma's wife, 140,000 shares of Common Stock held by TBM Capital II, LLC, of which Mr. Sharma is a managing member, and 6,500 shares of Common Stock held by TBM Consulting Group, Inc., of which Mr. Sharma is the President and Chief Executive Officer and a director. Mr. Sharma disclaims beneficial ownership of these shares. Includes 219,119 shares of Common Stock issuable upon exercise of warrants held by Mr. Sharma and 70,000 shares of Common Stock issuable upon exercise of a warrant held by TBM Capital II, LLC. Mr. Sharma disclaims beneficial ownership of the warrant held by TBM Capital II, LLC and the shares issuable thereunder. Includes 500,000 shares of Common Stock which are subject to a voting agreement appointing Mr. Sharma to act as proxy thereunder. Mr. Sharma disclaims beneficial ownership of these shares. See footnote

(6) to the table contained under "-- Beneficial Owners of More Than 5% of the Company's Voting Securities" for a description of the voting agreement.

(6) Includes 40,000 shares of Common Stock owned by Tri-Lev, LLC, a family investment vehicle of which Mr. Levinson is the manager, and 400,000 shares of Common Stock held by Colt Capital, LLC, of which Mr. Levinson is a principal. Mr. Levinson disclaims beneficial ownership of these shares, except to the extent of his proportionate interest as a member of Colt Capital, LLC and Tri-Lev, LLC. Includes 17,892 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital, LLC and 210,902 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital Partners, LLC, of which Mr. Levinson is a principal. Mr. Levinson disclaims beneficial ownership of the warrant held by Colt Capital, LLC, the warrant held by Colt Capital Partners, LLC and the shares issuable thereunder, except to the extent of his proportionate interest as a member of Colt Capital, LLC and Colt Capital Partners, LLC.

(7) Includes 2,000 shares of Common Stock which may be issued upon exercise of an option awarded to Mr. Bosselmann on April 28, 2000.

(8) Includes 2,000 shares of Common Stock which may be issued upon exercise of an option awarded to Mr. Brown on April 28, 2000.

(9) Mr. Dawson's and Mr. Stone's address is c/o Whitney & Co., 177 Broad Street, Stamford, Connecticut 06901.

(10) Includes 1,291,357 shares of Common Stock held by J.H. Whitney III, L.P., 31,720 shares of Common Stock held by Whitney Strategic Partners, III, L.P. and 916,667 shares of Common Stock held by J.H. Whitney IV, L.P.. Also includes 276,685 shares of the Series B Preferred Stock held by J. H. Whitney III, L.P., 188,902 shares of Series B Preferred Stock held by J. H. Whitney IV, L.P. and 6,667 shares of Series B Preferred Stock held by Whitney Strategic Partners III, L.P. Mr. Dawson is a managing director of Whitney & Co., which is an affiliate of the entities described above. Mr. Dawson disclaims beneficial ownership of such shares of Common Stock and Series B Preferred Stock, except to the extent of his proportionate interest in such shares.

(11) Includes 1,291,357 shares of Common Stock held by J.H. Whitney III, L.P., 31,720 shares of Common Stock held by Whitney Strategic Partners, III, L.P. and 916,667 shares of Common Stock held by J.H. Whitney IV, L.P. Also includes 276,685 shares of the Series B Preferred Stock held by J. H. Whitney III, L.P., 188,902 shares of Series B Preferred Stock held by J. H. Whitney IV, L.P. and 6,667 shares of Series B Preferred Stock held by Whitney Strategic Partners III, L.P. Mr. Stone is the President and Chief Operating Officer of Whitney & Co., which is an affiliate of the entities described above. Mr. Stone may be deemed to share voting and dispositive power with respect to such shares. Mr. Stone disclaims beneficial ownership of such shares of Common Stock and Series B Preferred Stock, except to the extent of his proportionate interest in such shares.

(12) Includes 31,303 shares of Common Stock issuable upon exercise of warrants held by Mr. Sample.

Beneficial Owners of More Than 5% of the Company's Voting Securities

     The following table contains information as to shares of each class of the Company's voting securities for any person or group known by the Company to be the beneficial owner of more than 5% of such voting securities:

                               Name and Address of                         Amount and Nature of      Percent of
Title of Class                 Beneficial Owner                            Beneficial Ownership      Class (1)(2)
--------------                 ----------------                            --------------------      ------------
Common Stock                   J.H. Whitney, III, L.P.                               2,711,998 (3)         41.47%
                               Whitney Strategic Partners III, L.P.
                               J.H. Whitney IV, L.P.
                               177 Broad Street
                               Stamford, CT  06901

Series B Preferred Stock       J.H. Whitney, III, L.P.                                 472,254 (4)         50.00%
                               Whitney Strategic Partners III, L.P.
                               J.H. Whitney IV, L.P.
                               177 Broad Street
                               Stamford, CT  06901

Common Stock                   Colt Capital, LLC                                       417,892 (5)          6.37%
                               136 Main Street
                               Westport, CT  06880

Common Stock                   LEG Partners III SBIC, L.P.                           1,579,015 (6)         24.15%
                               LEG Partners II, L.P.
                               LEG Partners SBIC, L.P.
                               LEG Partners, L.P.
                               LEG Partners Debenture SBIC, L.P.
                               555 Madison Avenue, 30th Floor
                               New York, NY  10022

Series B Preferred Stock       LEG Partners III SBIC, L.P.                             472,254 (7)         50.00%
                               LEG Partners Debenture SBIC, L.P.
                               555 Madison Avenue, 30th Floor
                               New York, NY  10022


(1) Based on 6,539,597 shares of the Company's capital stock outstanding as of March 28, 2001, as follows: (i) 5,595,089 shares of the Company's Common Stock, and (ii) 944,508 shares of Series B Preferred Stock, each share of which is entitled to a number of votes equal to the number of votes possessed by the shares of Common Stock into which the share of

Series B Preferred Stock is convertible, assuming the conversion of all outstanding shares of the Series B Preferred Stock as of March 28, 2001. As of March 28, 2001, the Series B Preferred Stock was convertible into a Conversion Unit comprised of one share of the Company's Common Stock and one share of Series C Preferred Stock. See "DESCRIPTION OF BUSINESS - Subsequent Developments." In accordance with the rules of the Securities and Exchange Commission, options or warrants to purchase shares of Common Stock that are exercisable as of March 28, 2001, or within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing such person's percent ownership, but are not deemed to be outstanding for the purpose of computing the percent ownership of any other person.

(2) With respect to ownership of Series B Preferred Stock, percent of class is based on 944,508 shares of Series B Preferred Stock outstanding as of March 28, 2001.

(3) Each of the entities disclaims beneficial ownership of all shares of Common Stock and Series B Preferred Stock other than those held by such entity. See footnotes (9), (10) and (11) in the preceding table for a description of beneficial ownership of shares of Common Stock and Series B Preferred Stock by these entities and the interest of Messrs. Dawson and Stone, directors of the Company, in such shares.

(4) See footnotes (9), (10) and (11) in the preceding table for a description of beneficial ownership of shares of Series B Preferred Stock by these entities and the interest of Messrs. Dawson and Stone, directors of the Company, in such shares.

(5) See footnote (6) in the preceding table for a description of the interest of Mr. Levinson, a director of the Company, in Colt Capital, LLC and its managing member, Colt Capital Partners, LLC. Includes 17,892 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital, LLC.

(6) Includes 653,846 shares of Common Stock held by LEG Partners III SBIC, L.P., 217,155 shares of Common Stock held by LEG Partners II, L.P., 233,525 shares of Common Stock held by LEG Partners SBIC, L.P. and 2,235 shares of Common Stock held by LEG Partners, L.P. Also includes 157,418 shares of Series B Preferred Stock held by LEG Partners III SBIC, L.P. and 314,836 shares of Series B Preferred Stock held by LEG Partners Debenture SBIC, L.P. Each entity disclaims beneficial ownership of all shares of Common Stock and Series B Preferred Stock other than those held by such entity. 500,000 of the 653,846 shares of Common Stock owned by LEG Partners III SBIC, L.P. are subject to a voting agreement appointing Mr. Sharma or, in the event of his death or incapacity, Mr. Schwartz, to act as proxy, pursuant to which such shares will be voted in the same manner and proportion that the shares of Common Stock owned by Colt Capital, LLC, Colt Services, Inc., TBM Capital II, LLC and Messrs. Sharma and Schwartz are voted. The voting agreement expires upon the mutual agreement of LEG Partners III SBIC, L.P. and Messrs. Sharma and Schwartz, or the death or permanent disability of Messrs. Sharma and Schwartz, and will also terminate as to any of such 500,000 shares of Common Stock sold, transferred or assigned to any person who is not an affiliate of

LEG Partners III SBIC, L.P. or, after giving effect to such sale, transfer or assignment, the beneficial owner of 10% or more of the Company's Common Stock.

(7) See footnote (6) above for a description of beneficial ownership of shares of Series B Preferred Stock by these entities.

Item 12. Certain Relationships and Related Transactions.

     Mr. Sharma, the Company's Chairman of the Board, is the President and Chief Executive Officer and a director of TBM Consulting Group, Inc. Mr. Schwartz, the Company's President and Chief Executive Officer and a director of the Company, is the Vice President of Business Development and a director of TBM Consulting Group, Inc. Mr. Levinson, a director of the Company, is the President of Colt Services, Inc. In connection with the 1999 Private Placement and related transactions effected on June 15, 1999, see "DESCRIPTION OF BUSINESS - 1999 Private Placement," the Company issued to TBM Consulting Group, Inc. and Colt Services, Inc. or their respective designees, warrants to purchase an aggregate of 20%, or 658,744 shares, of the Company's Common Stock on a fully diluted basis, at an exercise price of $5.00 per share. Of the warrants issued on June 15, 1999, related parties were issued warrants to purchase the following number of shares of Common Stock: Colt Capital, LLC (17,892 shares), Colt Services, Inc. (113,857 shares), TBM Capital II, LLC (70,000 shares), Anand Sharma (115,280 shares), William A. Schwartz (148,218 shares), William J. Sample (16,469 shares) and TBM Capital II, LLC (12,343 shares). The remaining warrants issued on June 15, 1999 were issued to directors or employees of TBM Consulting Group, Inc. The Company also issued warrants to purchase an aggregate of 1% (32,937 shares) of Common Stock at $5.00 per share on a fully diluted basis to the former majority stockholder and his designee, for the majority stockholder's role in the private placement, including providing assistance with fund raising, investor relations, transaction structuring and other advice. The number of shares of Common Stock which can be purchased pursuant to the warrants has been subsequently adjusted pursuant to the antidilution provisions contained in the warrants. As of December 30, 2000, the aggregate number of shares of Common Stock which can be purchased pursuant to the warrants issued on June 15, 1999 was 1,201,175.

     The Company also paid TBM Consulting Group, Inc. and Colt Services, Inc. an aggregate of $300,000 at closing for consulting services rendered in connection with the 1999 Private Placement and related transactions. Consulting services provided in connection with this transaction included fund raising, transaction structuring, financial analysis, investor relations, investment analysis and due diligence. Additionally, the Company paid $226,000 to reimburse TBM Consulting Group, Inc. for costs incurred prior to the transaction, including due diligence consulting, legal fees, travel and living expenses, rent, interim management services, accounting fees and office expenses.

     The Company and TBM Consulting Group, Inc. are parties to a Consulting and Management Services Agreement, dated as of June 17, 1999. Pursuant to the Consulting and Management Services Agreement, TBM Consulting Group, Inc. provides regular and customary Kaizen consulting and management services to the Company on a priority basis. The Company compensates TBM Consulting Group, Inc. for its services at its standard pricing rates. The agreement has an initial term of five years and is thereafter renewable on an annual basis. During the fiscal year ended December 30, 2000, the Company paid TBM Consulting Group, Inc. $370,000 under this agreement. The Consulting and Management Services Agreement will be amended in connection with the Preferred Stock Investment. See "DESCRIPTION OF BUSINESS - Subsequent Developments."

     Pursuant to a Consulting Agreement, dated as of June 17, 1999, between the Company and Colt Services, Inc., Colt Services, Inc. provided advice to the Company regarding the implementation of its business plan, including advice as to strategy and achievement of objectives, senior level staffing, acquisitions and financings, financial structure, public company issues and related matters. For its services to the Company following the acquisition of Long Reach, Colt Services, Inc. received a monthly consulting fee of $12,500. During the fiscal year ended December 30, 2000, the Company paid Colt Services, Inc. $125,000 under this consulting agreement. This consulting agreement was terminated in connection with the Preferred Stock Investment. See "DESCRIPTION OF BUSINESS - Subsequent Developments."

     Pursuant to a Consulting Agreement, dated as of June 17, 1999, among the Company, TBM Consulting Group, Inc. and Colt Services, Inc., TBM Consulting Group, Inc. and Colt Services, Inc. provided transaction-related and financing advice for follow-on acquisitions and implementation of the Company's business plan. Under the terms of this agreement, for their advice to the Company, TBM Consulting Group, Inc. and Colt Services, Inc. were entitled to receive, in the aggregate, a 1% transaction/financing completion fee upon the closing of specified types of transactions occurring after closing of the Long Reach merger, including mergers, acquisitions, divestitures or other financings, with such transaction completion fee capped at $600,000 per transaction or financing. TBM Consulting Group, Inc. received 25% and Colt Services, Inc. received 75% of such fee. During the fiscal year ended December 30, 2000, the Company paid TBM Consulting Group, Inc. $130,760 and Colt Services, Inc. $392,279 in fees under the terms of this consulting agreement. This consulting agreement was terminated in connection with the Preferred Stock Investment. See "DESCRIPTION OF BUSINESS
- Subsequent Developments."

     The Company believes these consulting agreements to be competitive with arrangements which could be secured with unaffiliated third party investment and consulting firms.

     During fiscal 1999 and 2000, the offices of Colt Services, Inc. were located within the offices of the Company in Westport, Connecticut. Colt Services, Inc. paid its pro rata portion of the rent for its office, in the amount of $6,000 during fiscal 1999 and $17,250 during fiscal 2000, and utilized Company-paid office personnel and common facilities without reimbursing the Company. This arrangement terminated in February 2001 when the Company relocated its offices. See "PROPERTY."

     The Company and William A. Schwartz, the Company's President and Chief Executive Officer, are parties to an employment agreement. See "EXECUTIVE COMPENSATION - Employment Agreement" for a description of this employment agreement.

     Blue Giant is party to an employment agreement, dated November 10, 2000, with Andrew Morrow pursuant to which Mr. Morrow serves as Blue Giant's Vice President and General Manager and as a director of Blue Giant. Pursuant to the terms of this employment agreement, Mr. Morrow receives an annual base salary of Cdn. $140,000 plus benefits. Pursuant to Mr. Morrow's employment agreement, upon commencement of his employment Mr. Morrow received an option to purchase 5,000 shares of Common Stock. Mr. Morrow's employment agreement contains confidentiality and non-compete provisions. If Mr. Morrow's employment is terminated without cause by Blue Giant, Mr. Morrow will be entitled to receive his base salary at the time of termination, plus specified benefits, for a period of one year following such termination. Mr. Morrow's employment agreement terminates on October 30, 2003.

     In connection with the 1999 Private Placement, the Company granted Whitney & Co. a first call option to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.00 per share, subject to a limit of 25% of the outstanding Common Stock. The option became exercisable upon the closing of the Long Reach merger on February 23, 2000. On that date, J.H. Whitney IV, L.P. purchased 500,000 shares of Common Stock pursuant to the exercise of this option and purchased an additional 416,667 shares of Common Stock at a purchase price of $6.00 per share, for an aggregate purchase price of $5,000,000. This first call option granted to Whitney & Co. has expired by its terms. On November 10, 2000, J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. purchased 901,357 and 21,720 shares of Common Stock, respectively, at a purchase price of $6.50 per share, for an aggregate purchase price of approximately $6,000,000.

     LEG Partners SBIC, L.P., LEG Partners, L.P. and LEG Partners II, L.P. were parties, as selling stockholders, to the Long Reach Merger Agreement. The Company determined that it would be in its best interests if such entities, as majority stockholders of Long Reach, were bound by the terms of the Long Reach Merger Agreement, including its representations and warranties and indemnification provisions. The general partners of each of the LEG entities that are parties to the Long Reach Merger Agreement are as follows: Golub GP II Corporation is the general partner of LEG Partners SBIC, L.P.; LEG GP, L.P. is the general partner of LEG Partners, L.P.; Golub GP II, LLC is the general partner of LEG Partners II, L.P. As partial consideration for the Long Reach merger, the Company paid the LEG entities their pro rata portion of $1,500,000 million paid to selling stockholders of Long Reach. Of the $1,500,000 paid to the selling stockholders of Long Reach, LEG Partners SBIC, L.P. received $290,375, LEG Partners, L.P. received $1,568 and LEG Partners II, L.P. received $278,891. Also on February 23, 2000, in connection with the Long Reach merger, Long Reach assumed, and the Company guaranteed, the obligations under certain subordinated notes held by the LEG entities in the principal amount of $2,854,878. The notes are secured by a second lien on Long Reach's assets and by a second mortgage on its Houston facility. These notes mature on February 23, 2005. The notes were amended in connection with the Preferred Stock Investment. See "DESCRIPTION OF BUSINESS - Subsequent Developments." In connection with the Long Reach merger, Long Reach entered into a lease covering its facility in Little Rock, Arkansas with LR Real Property, LLC, in which the LEG Entities are members. The lease rate under this lease was $1.50 for the first eighteen months. The Company has terminated this lease in connection with the consolidation of its manufacturing operations in Houston, Texas and Pawtucket, Rhode Island. See "PROPERTY." Also on February 23, 2000, LEG Partners III SBIC, L.P., an affiliate of the LEG entities that are parties to the Long Reach Merger Agreement, purchased 500,000 shares of the Company's Common Stock at a purchase price of $6.00 per share, for an aggregate purchase price of $3,000,000. LEG Partners III SBIC, L.P. is a party to a voting agreement with Messrs. Sharma and Schwartz appointing Mr. Sharma or, in the event of his death or incapacity, Mr. Schwartz, to act as proxy with respect to such 500,000 shares. See footnote (6) to the table included under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Beneficial Owners of More than 5% of the Company's Voting Securities," for a description of the voting agreement. On November 17, 2000, LEG Partners III SBIC, L.P. purchased 153,846 shares of Common Stock at a purchase price of $6.50 per share, for an aggregate purchase price of approximately $1,000,000.

     See "DESCRIPTION OF BUSINESS - Subsequent Developments" for a description of the Preferred Stock Investment effected on March 16, 2001, and certain agreements entered into by the Company and certain stockholders of the Company in connection therewith.

     The Company has entered into indemnification agreements with each of its directors and executive officers, pursuant to which the Company has agreed to indemnify each of them against losses and expenses to the extent permitted by law for any breach of duty, neglect, error, misstatement, misleading statement, omission, or other act done or attempted, or any of the foregoing alleged by any claimant, or any claim against any of them, in each case incurred by reason of his service as a director or officer, or both, of the Company or as a director or officer serving at the Company's request as a director or officer of a subsidiary (as defined) of the Company and not covered under the Company's or a subsidiary's bylaws or directors' and officers' insurance policies maintained by the Company or under a separate indemnification agreement with a subsidiary. Among other exclusions, the Company shall not indemnify any person with respect to claims involving (i) receipt of a personal benefit to which the recipient is not entitled, (ii) the return of profits from the sale of securities as contemplated by Section 16 of the Exchange Act, or (iii) knowingly fraudulent, dishonest or willful misconduct.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     See "Index of Exhibits."

(b)  Reports on Form 8-K

     During the quarter ended December 30, 2000, the Company filed two Current Reports on Form 8-K, described below. Reference is made to such Current Reports for a complete description of the disclosures contained therein.

     Current Report on Form 8-K, dated October 19, 2000, filed with the Commission on October 26, 2000, containing disclosure under Item 5. Such Current Report on Form 8-K reported the execution of an Asset Purchase Agreement with Blue Giant Limited and CLARK Material Handling Company, pursuant to which the Company agreed to acquire substantially all the assets and specified liabilities of Blue Giant Limited.

     Current Report on Form 8-K, dated November 10, 2000, filed with the Commission on November 21, 2000, containing disclosure under Item 2 and
     Item 7. Such Current Report on Form 8-K reported the consummation of the acquisition of substantially all the assets and specified liabilities of Blue Giant Limited and certain intellectual property of Blue Giant Corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001                TBM HOLDINGS INC.


                                      By:  /s/    William A. Schwartz
                                         --------------------------------
                                          William A. Schwartz, President
                                          and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/      William A. Schwartz                                  March 30, 2001
-----------------------------------------------------
William A. Schwartz, President, Chief Executive
Officer and Director (Principal Executive Officer,
Principal Financial Officer and Principal Accounting
Officer)

/s/      Rainer H. Bosselmann                                 March 26, 2001
-----------------------------------------------------
Rainer H. Bosselmann, Director

         .........                                            March __, 2001
-----------------------------------------------------
Herbert E. Brown, Director

/s/      William F. Dawson                                    March 30, 2001
-----------------------------------------------------
William F. Dawson, Director

/s/      Daniel A. Levinson                                   March 30, 2001
-----------------------------------------------------
Daniel A. Levinson, Director

/s/      Anand Sharma                                         March 30, 2001
-----------------------------------------------------
Anand Sharma, Director

/s/      Michael R. Stone                                     March 30, 2001
-----------------------------------------------------
Michael R. Stone, Director

                                INDEX OF EXHIBITS


    Exhibit No.                    Description
    ----------                     -----------

        2.1     Amended and Restated Agreement and Plan of Merger, dated
                February 4, 2000, among the Company, TBM Acquisition I, Inc.,
                Long Reach Holdings, Inc. and certain shareholders of Long Reach
                Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 4, 2000, filed with the Commission on February 15, 2000).


        2.2     Stock Purchase Agreement, dated as of May 16, 2000, among Long
                Reach Holdings, Inc., United Dominion Industries, Inc. and Lee
                Engineering Company, Inc. (incorporated by reference to Exhibit
                2 to the Company's Current Report on Form 8-K, dated May 16,
                2000, filed with the Commission on May 24, 2000).


        2.3     Asset Purchase Agreement, dated October 19, 2000, between
                1445833 Ontario, Inc. and Blue Giant Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form
                8-K, dated October 19, 2000, filed with the Commission on October 26, 2000).


        2.4     Transfer Agreement, dated November 10, 2000, between Blue Giant
                Corporation and Blue Giant Equipment Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated November 10, 2000, filed with the Commission on
                November 21, 2000).


        3.1 Restated Articles of Incorporation of TBM Holdings Inc., as amended.


        3.2 Amended and Restated By-Laws of TBM Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999)


        4.1 Form of Subordinated Promissory Note by TBM Acquisition I, Inc., in favor of each of the subordinated noteholders identified on the schedule attached thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report of Form 8-K, dated
                February 23, 2000, filed with the Commission on March 9, 2000).


        9.1     Voting Agreement, dated as of March 13, 2000, between LEG
                Partners III SBIC, L.P., Anand Sharma and William A. Schwartz
                (incorporated by reference to Exhibit 10 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended April 1,
                2000).


        10.1    1999 Stock Option Plan (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 1, 2000).


        10.2 Employment Agreement, dated June 17, 1999, between the Company and William A. Schwartz (incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).


        10.3    First Amendment to Employment Agreement, dated as of May 1,
                2000, between TBM Holdings, Inc. and William Schwartz
                (incorporated by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended July 2,
                2000).


        10.4    Employment Agreement, dated as of April 3, 2000, between Long
                Reach Holdings, Inc. and William Sample (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 1, 2000).


        10.5    Employment Agreement, dated November 8, 2000, between Blue Giant
                Equipment Corporation and Andrew Morrow.


        10.6 Form of Indemnification Agreement between the Company and each of its directors and officers.


        10.7 Form of Warrant Agreement between the Company and the holders of Warrants (incorporated into this registration statement by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).


        10.8    Guaranty Agreement, dated as of February 23, 2000, by the
                Company in favor of Golub Associates Incorporated, as agent for the benefit of the holders of the subordinated notes
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K, dated February 23, 2000, filed with the Commission on March 9, 2000).


        10.9    Lease Agreement, dated February 23, 2000, between TBM
                Acquisition I, Inc. and LR Real Property, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 23, 2000, filed with the Commission on
                March 9, 2000).


        10.10   Amendment One to Loan and Security Agreement, dated February 23,
                2000, between Long Reach Holdings, Inc. and Bank One, Texas,
                N.A. (incorporated by reference to Exhibit 10.4 to the Company's
                Current Report on Form 8-K, dated February 23, 2000, filed with the Commission on March 9, 2000).


        10.11 Unlimited Guaranty, dated February 23, 2000, by the Company in favor of Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated
                February 23, 2000, filed with the Commission on March 9, 2000).


        10.12   Amendment Two to Loan and Security Agreement, dated as of May
                16, 2000, between Long Reach Holdings, Inc. and Bank One, Texas,
                N.A. (incorporated by reference to Exhibit 10 to the Company's
                Current Report on Form 8-K, dated May 16, 2000, filed with the
                Commission on May 24, 2000).


        10.13   Series B Preferred Stock Purchase Agreement, dated as of March
                16, 2001, between TBM Holdings, Inc. and J. H. Whitney IV, L.P.,
                J. H. Whitney III, L.P., Whitney Strategic Partners III, L.P.,
                LEG Partners III SBIC, L.P. and LEG Partners Debenture SBIC,
                L.P.


        10.14   Stockholders Agreement, dated as of March 16, 2001, among TBM
                Holdings Inc. and J. H. Whitney IV, L.P., J. H. Whitney III,
                L.P., Whitney Strategic Partners III, L.P., LEG partners, L.P.,
                LEG Partners II, L.P., LEG Partners SBIC, L.P., LEG Partners III
                SBIC, L.P., LEG Partners Debenture SBIC, L.P., Colt Capital LLC and TBM Capital II, LLC.


        10.15 Professional Services Agreement, dated as of March 16, 2001, among JHW Management Co., LLC, Golub Associates, LLC and TBM
                Holdings Inc.


        10.16   Registration Rights Agreement, dated as of March 16, 2001, among
                TBM Holdings Inc., J. H. Whitney IV, L.P., J. H. Whitney III,
                L.P., Whitney Strategic Partners III, L.P., LEG partners, L.P.,
                LEG Partners II, L.P., LEG Partners SBIC, L.P., LEG Partners III
                SBIC, L.P., LEG Partners Debenture SBIC, L.P. and Colt Capital
                LLC.

        10.17   Omnibus Amendment, dated as of March 15, 2001, among TBM
                Holdings, Inc., Long Reach, Inc. and Golub Associates
                Incorporated.

        21      Subsidiaries of the Company.


        23.1    Consent of KPMG LLP.


        23.2    Consent of Richard A. Eisner & Company, LLP.


        99      1994 Stock Option Plan.