Form 10KSB/A
period 2000-12-30
TBM HOLDINGS INC
filed 2001-04-19
CIK 824109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


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

         Transitional Small Business Disclosure Format (check one):
                                                         [  ] Yes      [ X ]  No

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A of TBM Holdings Inc. (the "Company") for the fiscal year ended December 30, 2000 is being filed solely for the purpose of amending and restating in its entirety Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.

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


                                                                 Amount and Nature
                             Name and Address of                   of Beneficial          Percent of Class
Title of Class               Beneficial Owner (1)                  Ownership (2)                (3)(4)
--------------               --------------------                -----------------        ----------------

Common Stock                 William A. Schwartz                     548,227 (5)                 7.96%
Common Stock                 Anand Sharma                            987,619 (6)                14.46%
Common Stock                 Daniel A. Levinson                      668,794 (7)                 9.88%
Common Stock                 Rainer H. Bosselmann                      2,000 (8)                    *
Common Stock                 Herbert E. Brown                          8,000 (9)                    *
Common Stock                 William F. Dawson (10)(11)            2,711,998(12)                41.47%
Series B Preferred Stock                                             472,254                    50.00%
Common Stock                 Michael R. Stone (10)(11)             2,711,998(13)                41.47%
Series B Preferred Stock                                             472,254                    50.00%
Common Stock                 William J. Sample                        33,303(14)                    *
Common Stock                 Patrick H. Peyton                             0                        *
Common Stock and             Directors and executive               4,743,441                    64.36%
Series B Preferred Stock     officers as a group

* Represents less than 1% of the outstanding Common Stock and the Series B Preferred Stock (assuming the conversion of all outstanding shares of the Series B Preferred Stock into Common Stock).

(1) Unless otherwise indicated, the address of the beneficial owner is c/o TBM Holdings Inc., 136 Main Street, Westport, Connecticut 06880.

(2) With respect to ownership of Common Stock, includes Common Stock plus Series B Preferred Stock on an as-converted to Common Stock basis, assuming the conversion of all outstanding shares of Series B Preferred Stock as of March 28, 2001.

(3) With respect to ownership of Common Stock, percent of class is based on 6,539,597 shares of the Company's capital stock outstanding as of March 28, 2001, as follows: (i) 5,595,089 shares of the Company's Common Stock; and
     (ii) 944,508 shares of Series B Preferred Stock, assuming the conversion of all outstanding shares of Series B Preferred Stock as of March 28, 2001. As of March 28, 2001, the Series B Preferred Stock was convertible into a Conversion Unit comprised of one share of the Company's Common Stock and one share of Series C Preferred Stock. See "DESCRIPTION OF BUSINESS - Subsequent Developments" for a description of the Series B Preferred Stock and Series C Preferred Stock. In accordance with the rules of the Securities and Exchange Commission, options or warrants to purchase shares of Common Stock that are exercisable as of March 28, 2001, or within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person or group holding such options or warrants for the purpose of computing the percent ownership of such person or group, but are not deemed to be outstanding for the purpose of computing the percent ownership of any other person or group.

(4) With respect to ownership of Series B Preferred Stock, percent of class is based on 944,508 shares of Series B Preferred Stock outstanding as of March 28, 2001.

(5) Includes 10,000 shares of Common Stock held by Mr. Schwartz as custodian for two family members, 140,000 shares of Common Stock held by TBM Capital II, LLC, of which Mr. Schwartz is a managing member, and 6,500 shares of Common Stock held by TBM Consulting Group, Inc., of which Mr. Schwartz is Vice President of Business Development and a director. Mr. Schwartz disclaims beneficial ownership of these shares. Includes 281,727 shares of Common Stock issuable upon exercise of warrants held by Mr. Schwartz and 70,000 shares of Common Stock issuable upon exercise of a warrant held by TBM Capital II, LLC. Mr. Schwartz disclaims beneficial ownership of the warrant held by TBM Capital II, LLC and the shares issuable thereunder.

(6) Includes 18,000 shares of Common Stock held by Mr. Sharma's wife, 140,000 shares of Common Stock held by TBM Capital II, LLC, of which Mr. Sharma is a managing member, and 6,500 shares of Common Stock held by TBM Consulting Group, Inc., of which Mr. Sharma is the President and Chief Executive Officer and a director. Mr. Sharma disclaims beneficial ownership of these shares. Includes 219,119 shares of Common Stock issuable upon exercise of warrants held by Mr. Sharma and 70,000 shares of Common Stock issuable upon exercise of a warrant held by TBM Capital II, LLC. Mr. Sharma disclaims beneficial ownership of the warrant held by TBM Capital II, LLC and the shares issuable thereunder. Includes 500,000 shares of Common Stock which are subject to a voting agreement appointing Mr. Sharma to act as proxy thereunder. Mr. Sharma disclaims beneficial ownership of these shares. See footnote (8) to the table contained under "-- Beneficial Owners of More Than 5% of the Company's Voting Securities" for a description of the voting agreement.

(7) Includes 40,000 shares of Common Stock owned by Tri-Lev, LLC, a family investment vehicle of which Mr. Levinson is the manager, and 400,000 shares of Common Stock held by Colt Capital, LLC, of which Mr. Levinson is a principal. Mr. Levinson disclaims beneficial ownership of these shares, except to the extent of his proportionate interest as a member of Colt Capital, LLC and Tri-Lev, LLC. Includes 17,892 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital, LLC and 210,902 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital Partners, LLC, of which Mr. Levinson is a principal. Mr. Levinson disclaims beneficial ownership of the warrant held by Colt Capital, LLC, the warrant held by Colt Capital Partners, LLC and the shares issuable thereunder, except to the extent of his proportionate interest as a member of Colt Capital, LLC and Colt Capital Partners, LLC.

(8) Includes 2,000 shares of Common Stock which may be issued upon exercise of an option awarded to Mr. Bosselmann on April 28, 2000.

(9) Includes 2,000 shares of Common Stock which may be issued upon exercise of an option awarded to Mr. Brown on April 28, 2000.

(10) Mr. Dawson's and Mr. Stone's address is c/o Whitney & Co., 177 Broad Street, Stamford, Connecticut 06901.

(11) The Whitney entities described in notes (12) and (13) below are parties to the Stockholders Agreement. See "DESCRIPTION OF BUSINESS - Subsequent Developments." As a result, each of Messrs. Dawson and Stone can be deemed to be the beneficial owner of an aggregate of 4,831,013 shares of capital stock of the Company that are subject to the voting provisions contained in the Stockholders Agreement, as follows: (i) 3,886,505 shares of Common Stock and (ii) 944,508 shares of Series B Preferred Stock. See footnote
     (11) to the table contained under "-- Beneficial Owners of More Than 5% of the Company's Voting Securities" for a list of the shares of Common Stock and Series B Preferred Stock that are subject to the Stockholders Agreement. Messrs. Dawson and Stone disclaim beneficial ownership of such shares of Common Stock and Series B Preferred Stock, except to the extent of their proportionate interest in such shares (see also footnotes (12) and (13) below).

(12) Includes an aggregate of 2,239,744 shares of Common Stock, or 40.03% of the outstanding shares of Common Stock as of March 28, 2001, as follows:
     1,291,357 shares of Common Stock held by J.H. Whitney III, L.P., 31,720 shares of Common Stock held by Whitney Strategic Partners, III, L.P. and 916,667 shares of Common Stock held by J.H. Whitney IV, L.P. Also includes an aggregate of 472,254 shares of Series B Preferred Stock, as follows:
     276,685 shares of the Series B Preferred Stock held by J. H. Whitney III, L.P., 188,902 shares of Series B Preferred Stock held by J. H. Whitney IV, L.P. and 6,667 shares of Series B Preferred Stock held by Whitney Strategic Partners III, L.P. Mr. Dawson is a managing director of Whitney & Co., which is an affiliate of the entities described above. Mr. Dawson may be deemed to share voting or dispositive power with respect to such shares. Mr. Dawson disclaims beneficial ownership of such shares of Common Stock and Series B Preferred Stock, except to the extent of his proportionate interest in such shares.

(13) Includes an aggregate of 2,239,744 shares of Common Stock, or 40.03% of the outstanding shares of Common Stock as of March 28, 2001, as follows:
     1,291,357 shares of Common Stock held by J.H. Whitney III, L.P., 31,720 shares of Common Stock held by Whitney Strategic Partners, III, L.P. and 916,667 shares of Common Stock held by J.H. Whitney IV, L.P. Also includes an aggregate of 472,254 shares of Series B Preferred Stock, as follows:
     276,685 shares of the Series B Preferred Stock held by J. H. Whitney III, L.P., 188,902 shares of Series B Preferred Stock held by J. H. Whitney IV, L.P. and 6,667 shares of Series B Preferred Stock held by Whitney Strategic Partners III, L.P. Mr. Stone is the President and Chief Operating Officer of Whitney & Co., which is an affiliate of the entities described above. Mr. Stone may be deemed to share voting or dispositive power with respect to such shares. Mr. Stone disclaims beneficial ownership of such shares of Common Stock and Series B Preferred Stock, except to the extent of his proportionate interest in such shares.

(14) Includes 31,303 shares of Common Stock issuable upon exercise of warrants held by Mr. Sample.

Beneficial Owners of More Than 5% of the Company's Voting Securities

         The following table contains information as to shares of each class of the Company's voting securities for any person or group known by the Company to be the beneficial owner of more than 5% of such voting securities:


                               Name and Address of                               Amount and Nature of         Percent of
Title of Class                 Beneficial Owner                                  Beneficial Ownership (1)     Class (2)(3)
--------------                 ----------------                                  ------------------------     ------------

Common Stock                   J.H. Whitney, III, L.P (4)                            2,711,998 (5)               41.47%
                               Whitney Strategic Partners III, L.P. (4)
                               J.H. Whitney IV, L.P. (4)
                               177 Broad Street
                               Stamford, CT  06901

Series B Preferred Stock       J.H. Whitney, III, L.P.                                 472,254 (6)               50.00%
                               Whitney Strategic Partners III, L.P.
                               J.H. Whitney IV, L.P.
                               177 Broad Street
                               Stamford, CT  06901

Common Stock                   Colt Capital, LLC                                       417,892 (7)                6.37%
                               136 Main Street
                               Westport, CT  06880

Common Stock                   LEG Partners III SBIC, L.P. (4)                       1,579,015 (8)               24.15%
                               LEG Partners II, L.P. (4)
                               LEG Partners SBIC, L.P. (4)
                               LEG Partners, L.P. (4)
                               LEG Partners Debenture SBIC, L.P. (4)
                               555 Madison Avenue, 30th Floor
                               New York, NY  10022

Series B Preferred Stock       LEG Partners III SBIC, L.P.                             472,254 (9)               50.00%
                               LEG Partners Debenture SBIC, L.P.
                               555 Madison Avenue, 30th Floor
                               New York, NY  10022

Common Stock                   Aggregate Number of Shares Subject to                 4,831,013 (11)              73.87%
                               Stockholders Agreement (10)

(1) With respect to ownership of Common Stock, includes Common Stock plus Series B Preferred Stock on an as-converted to Common Stock basis, assuming the conversion of all outstanding shares of Series B Preferred Stock as of March 28, 2001.

(2) With respect to ownership of Common Stock, percent of class is based on 6,539,597 shares of the Company's capital stock outstanding as of March 28, 2001, as follows: (i) 5,595,089 shares of the Company's Common Stock; and
     (ii) 944,508 shares of Series B Preferred Stock, each share of which is entitled to a number of votes equal to the number of votes possessed by the shares of Common Stock into which the share of Series B Preferred Stock is convertible, assuming the conversion of all outstanding shares of Series B Preferred Stock as of March 28, 2001. As of March 28, 2001, the Series B Preferred Stock was convertible into a Conversion Unit comprised of one share of the Company's Common Stock and one share of Series C Preferred Stock. See "DESCRIPTION OF BUSINESS - Subsequent Developments" for a description of the Series B Preferred Stock and Series C Preferred Stock. In accordance with the rules of the Securities and Exchange Commission, options or warrants to purchase shares of Common Stock that are exercisable as of March 28, 2001, or within 60 days thereafter, are deemed to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing such person's percent ownership, but are not deemed to be outstanding for the purpose of computing the percent ownership of any other person.

(3) With respect to ownership of Series B Preferred Stock, percent of class is based on 944,508 shares of Series B Preferred Stock outstanding as of March 28, 2001.

(4) Each of these entities, as a party to the Stockholders Agreement, can be deemed to be the beneficial owner of an aggregate of 4,831,013 shares of capital stock of the Company that are subject to the voting provisions contained in the Stockholders Agreement, as follows: (i) 3,886,505 shares of Common Stock and (ii) 944,508 shares of Series B Preferred Stock. Pursuant to the voting provisions contained in the Stockholders Agreement, the stockholder parties have agreed to vote for up to four nominees to the Company's Board of Directors designated by the Whitney entities and one nominee to the Board of Directors designated by the LEG entities. See "DESCRIPTION OF BUSINESS - Subsequent Developments" for a description of the Stockholders Agreement. See footnote (11) below for a list of the shares of Common Stock and Series B Preferred Stock that are subject to the Stockholders Agreement. The Stockholders Agreement terminates as to all stockholder parties thereto upon consummation of a Qualified Public Offering (as defined therein). As to the Whitney entities or the LEG entities, the Stockholders Agreement will sooner terminate at such time as any such stockholder, its successors or assigns no longer owns of record or beneficially at least 10% of the number of shares of capital stock of the Company that such stockholder owned immediately following consummation of the transactions contemplated by the Preferred Stock Investment (see "DESCRIPTION OF BUSINESS - Subsequent Developments"). As to TBM Capital II, LLC or Colt Capital, LLC, the Stockholders Agreement will sooner terminate upon the transfer by such stockholder of all of its shares of capital stock of the Company in accordance with the Stockholders Agreement.

(5) See footnotes (10), (11), (12) and (13) in the preceding table for a description of beneficial ownership of shares of Common Stock and Series B Preferred Stock by these entities and the interest of Messrs. Dawson and Stone, directors of the Company, in such shares. Each entity disclaims beneficial ownership of all shares of Common Stock and Series B Preferred Stock other than those held by such entity.

(6) See footnotes (10), (11), (12) and (13) in the preceding table for a description of beneficial ownership of shares of Series B Preferred Stock by these entities and the interest of Messrs. Dawson and Stone, directors of the Company, in such shares. Each entity disclaims beneficial ownership of all shares of Series B Preferred Stock other than those held by such entity.

(7) See footnote (7) in the preceding table for a description of the interest of Mr. Levinson, a director of the Company, in Colt Capital, LLC and its managing member, Colt Capital Partners, LLC. Includes 17,892 shares of Common Stock issuable upon exercise of a warrant held by Colt Capital, LLC.

(8) Includes an aggregate of 1,106,761 shares, or 19.78% of the outstanding shares, of Common Stock, as follows: 653,846 shares of Common Stock held by LEG Partners III SBIC, L.P., 217,155 shares of Common Stock held by LEG Partners II, L.P., 233,525 shares of Common Stock held by LEG Partners SBIC, L.P. and 2,235 shares of Common Stock held by LEG Partners, L.P. Also includes an aggregate of 472,254 shares of Series B Preferred Stock, as follows: 157,418 shares of Series B Preferred Stock held by LEG Partners III SBIC, L.P. and 314,836 shares of Series B Preferred Stock held by LEG Partners Debenture SBIC, L.P. Each entity disclaims beneficial ownership of all shares of Common Stock and Series B Preferred Stock other than those held by such entity. 500,000 of the 653,846 shares of Common Stock owned by LEG Partners III SBIC, L.P. are subject to a voting agreement appointing Mr. Sharma or, in the event of his death or incapacity, Mr. Schwartz, to act as proxy, pursuant to which such shares will be voted in the same manner and proportion that the shares of Common Stock owned by Colt Capital, LLC, Colt Services, Inc., TBM Capital II, LLC and Messrs. Sharma and Schwartz are voted. The voting agreement expires upon the mutual agreement of LEG Partners III SBIC, L.P. and Messrs. Sharma and Schwartz, or the death or permanent disability of Messrs. Sharma and Schwartz, and will also terminate as to any of such 500,000 shares of Common Stock sold, transferred or assigned to any person who is not an affiliate of LEG Partners III SBIC, L.P. or, after giving effect to such sale, transfer or assignment, the beneficial owner of 10% or more of the Company's Common Stock. The 500,000 shares of Common Stock owned by LEG Partners III SBIC, L.P. which are the subject of such voting agreement are also subject to the voting provisions contained in the Stockholders Agreement. See footnote (4) above.

(9) See footnote (8) above for a description of beneficial ownership of shares of Series B Preferred Stock by these entities. Each entity disclaims beneficial ownership of all shares of Series B Preferred Stock other than those held by such entity.

(10) See "DESCRIPTION OF BUSINESS - Subsequent Developments" for a description of the Stockholders Agreement. See also footnotes (4) and (11) hereto.

(11) Includes the following number of shares of Common Stock and Series B Preferred Stock held by the parties to the Stockholders Agreement: (i) the Whitney entities set forth in the table own an aggregate of 2,239,744 shares of Common Stock and 472,254 shares of Series B Preferred Stock (see footnote (12) in the preceding table); (ii) the LEG entities set forth in the table own an aggregate of 1,106,761 shares of Common Stock and 472,254 shares of Series B Preferred Stock (see footnote (8) above); (iii) Colt Capital, LLC owns 400,000 shares of Common Stock; and (iv) TBM Capital II, LLC owns 140,000 shares of Common Stock. 500,000 shares of Common Stock owned by LEG Partners III SBIC, L.P. which are subject to the voting provisions contained in the Stockholders Agreement are also subject to a separate voting agreement. See footnote (8) above for a description of this voting agreement.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2001                      TBM HOLDINGS INC.


                                            By:  /s/ William A. Schwartz
                                               --------------------------------
                                                     William A. Schwartz,
                                                     President and
                                                     Chief Executive Officer