Form 10QSB
period 2001-03-31
TBM HOLDINGS INC
filed 2001-05-15
CIK 824109

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

      ( ) Transition report under Section 13 or 15(d) of the Exchange Act of 1934
            For the transition period from _____ to _____

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


      The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 10, 2001, was 5,595,089.


      Transitional Small Business Disclosure Format (check one):
                                [ ] Yes   [X]  No

                                      INDEX

                                TBM HOLDINGS INC.


Part I:  Financial Information

      Item 1. Financial Statements

      Condensed Consolidated Unaudited Balance Sheets
      at March 31, 2001 and December 30, 2000 (audited)......................3

      Condensed Consolidated Unaudited Statements of Operations
      for the three months ended March 31, 2001 and April 1, 2000............4

      Condensed Consolidated Unaudited Statements of
      Stockholders' Equity and Comprehensive Loss............................5

      Condensed Consolidated Unaudited Statements of Cash Flows
      for the three months ended March 31, 2001 and April 1, 2000............6

      Notes to Condensed Consolidated Unaudited Financial Statements.........7

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................................14

Part II: Other Information

      Item 1.  Legal Proceedings............................................19

      Item 2.  Changes in Securities........................................19

      Item 4.  Submission of Matters to a Vote of Security Holders..........20

      Item 6.  Exhibits and Reports on Form 8-K ............................20

Signature...................................................................22

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            MARCH 31,       DECEMBER 30,
                                                                              2001             2000
                                                                            --------         --------
                                                                          (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                                               $  2,428         $  1,833
     Trade accounts receivable, net                                            10,907           12,182
     Inventories, net                                                          10,469           10,211
     Prepaid expenses and other receivables                                       276              252
                                                                             --------         --------
        Total current assets                                                   24,080           24,478
     Property, plant and equipment, net                                        10,037           10,248
     Goodwill and other intangibles, net                                       14,879           15,085
     Other assets                                                                 318              357
                                                                             --------         --------
        Total assets                                                         $ 49,314         $ 50,168
                                                                             ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                  $  6,291         $  5,877
     Current portion of long-term liabilities                                  11,309            4,983
     Accrued expenses                                                           2,986            3,543
     Bank overdraft payable                                                     1,092            1,329
                                                                             --------         --------
        Total current liabilities                                              21,678           15,732
Revolving credit loan, excluding current portion                                   --            7,247
Long-term debt, excluding current portion                                       6,265            6,472
Cumulative convertible preferred stock, $.001 par value. Authorized
     2,000,000 shares; 944,508 shares issued and outstanding at
     March 31, 2001. Aggregate liquidation preference of $3,012 at
     March 31, 2001                                                             2,875                -
Stockholders' equity:
     Common stock, $.001 par value.  Authorized
        10,000,000 shares; 5,595,000 shares issued and outstanding                  6                6
     Additional paid-in capital                                                45,262           42,262
     Accumulated other comprehensive loss - foreign currency
        translation adjustments                                                  (132)            (100)
     Accumulated deficit                                                      (26,640)         (21,451)
                                                                             --------         --------
        Total stockholders' equity                                             18,496           20,717
Commitments and contingencies
                                                                             --------         --------
        Total liabilities and stockholders' equity                           $ 49,314         $ 50,168
                                                                             ========         ========

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                           THREE MONTHS ENDED
                                                    -------------------------------
                                                      MARCH 31,           APRIL 1,
                                                        2001                2000
                                                    -----------         -----------
Net sales                                           $    15,110         $     3,655
Cost of sales                                            12,780               2,607
                                                    -----------         -----------
       Gross profit                                       2,330               1,048

Selling, general and administrative expenses              4,162               1,051
                                                    -----------         -----------
       Operating loss                                    (1,832)                 (3)
Interest expense                                           (441)                (99)
Other income, net                                           157                 132
                                                    -----------         -----------
       Income (loss) before income taxes                 (2,116)                 30
Income tax expense                                           61                  22
                                                    -----------         -----------
       Net income (loss)                            $    (2,177)        $         8
Convertible preferred stock dividends and
       beneficial conversion feature
       accretion                                          3,012                  --
                                                    -----------         -----------
       Net income (loss) available to common
         stockholders                               $    (5,189)        $         8
                                                    ===========         ===========
Income (loss) per share:
       Basic                                        $     (0.93)        $      0.00
                                                    ===========         ===========
       Diluted                                      $     (0.93)        $      0.00
                                                    ===========         ===========
Weighted average shares outstanding:
       Basic                                          5,595,000           3,292,392
                                                    ===========         ===========
       Diluted                                        5,595,000           3,442,198
                                                    ===========         ===========

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (In thousands)



                                                        Common Stock       Additional
                                                     ------------------     Paid-in
                                                      Shares     Amount     Capital
                                                     -------    --------    --------
Balances, December 30, 2000                            5,595    $      6    $ 42,262
  Comprehensive loss:
     Net loss                                             --          --          --
     Foreign currency translation adjustments             --          --          --


     Total comprehensive loss

     Intrinsic value of beneficial conversion feature     --          --       3,000
     Convertible preferred stock dividends                --          --          --
                                                    --------    --------    --------
Balances, March 31, 2001                               5,595    $      6    $ 45,262
                                                    ========    ========    ========



                                                   Accumulated
                                                     Other
                                                   Comprehensive   Accumulated
                                                      Loss         Deficit         Total
                                                    --------       --------       -------
Balances, December 30, 2000                         $   (100)      $(21,451)      $ 20,717
  Comprehensive loss:
     Net loss                                             --         (2,177)        (2,177)
     Foreign currency translation adjustments            (32)            --            (32)
                                                                                  --------
     Total comprehensive loss                                                       (2,209)
                                                                                  --------

     Intrinsic value of beneficial conversion feature     --         (3,000)            --
     Convertible preferred stock dividends                --            (12)           (12)
                                                    --------       --------       --------
Balances, March 31, 2001                            $   (132)      $(26,640)      $ 18,496
                                                    ========       ========       ========



                See accompanying notes to condensed consolidated
                        unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                THREE MONTHS ENDED
                                                                                            -------------------------
                                                                                            MARCH 31,        APRIL 1,
                                                                                              2001            2000
                                                                                            --------         --------
Cash flows from operating activities:
    Net income (loss)                                                                       $ (2,177)        $      8
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                497              103

    Changes in working capital components                                                        835           (2,048)
                                                                                            --------         --------
         Net cash used in operating activities                                                  (845)          (1,937)
Cash flows from investing activities -
    Capital expenditures for property, plant and equipment, net                                 (186)             (10)
    Payment for acquisition of business, net of cash acquired                                     --           (7,400)
    Proceeds from sale of assets                                                                 129               --
                                                                                            --------         --------
         Net cash used in investing activities                                                   (57)          (7,410)
                                                                                            --------         --------

Cash flows from financing activities:
    Change in bank overdraft payable                                                            (237)            (184)
    Net borrowings (payments) under revolving credit loan                                       (689)           1,998
    Borrowings under long-term debt                                                               76               --
    Payments on long-term debt                                                                  (230)              --
    Issuance of preferred stock, net of offering costs                                         2,875               --
    Issuance of common stock                                                                      --            8,000
                                                                                            --------         --------
         Net cash provided by financing activities                                             1,795            9,814
                                                                                            --------         --------
         Effect of foreign currency translation on cash                                         (298)             (11)
                                                                                            --------         --------
         Net increase in cash                                                                    595              456
                                                                                            --------         --------
Cash and cash equivalents, beginning of period                                                 1,833           12,064
                                                                                            --------         --------
Cash and cash equivalents, end of period                                                    $  2,428         $ 12,520
                                                                                            ========         ========

Supplemental cash flow disclosure:
    Cash paid for interest                                                                  $    370         $     85
    Cash paid for income taxes                                                              $     28         $     --

Supplemental non cash disclosure:
    Common stock issued for acquisition                                                     $     --         $  3,000

                See accompanying notes to condensed consolidated
                        unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


(1) GENERAL; DESCRIPTION OF BUSINESS; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The condensed consolidated financial statements included herein have been prepared by TBM Holdings Inc. (the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company's most recently audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 30, 2000.

DESCRIPTION OF BUSINESS

The primary business of the Company, through the operations of its wholly-owned subsidiaries, Long Reach, Inc. ("Long Reach") and Blue Giant Equipment Corporation ("Blue Giant"), and Long Reach's subsidiaries, Presto Lifts, Inc. ("Presto Lifts") and Long Reach Brudi Pacific Pty Ltd, is the manufacturing and marketing of hydraulically activated material handling equipment in Houston, Texas; Brampton, Ontario, Canada; Pawtucket, Rhode Island; and Adelaide, Australia. The Company markets the majority of its products through numerous material-handling dealers in the U.S., Canada and other international locations. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers of common proprietary products and is not dependent on any one customer.

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

CASH EQUIVALENTS

Cash equivalents for purposes of reporting cash flows consisted of highly liquid debt instruments purchased with an original maturity of three months or less. Such accounts are carried at cost plus accrued interest, which approximates market value.

INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease.

Depreciation of property, plant and equipment is calculated on the straight-line method, based on the estimated useful lives of the various assets, as follows:


                                                          Life
          Buildings and improvements                 20 - 30 years
          Machinery and equipment                     3 - 12 years
          Furniture and fixtures                      7 -  8 years

Equipment held under capital leases is depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss, consisting of net loss and foreign currency translation adjustments, is presented in the Condensed Consolidated Unaudited Statements of Stockholders' Equity and Comprehensive Loss.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

FOREIGN CURRENCY GAINS AND LOSSES

The foreign-owned assets and liabilities of the Company have been translated to United States dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Loss" in the Condensed Consolidated Unaudited Statements of Stockholders' Equity and Comprehensive Loss. Foreign currency transaction gains and losses are included in the Condensed Consolidated Unaudited Statements of Operations as they occur.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based upon relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its revolving credit loans and long-term debt approximate the fair value of such items at March 31, 2001.

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

Results for the three months ended April 1, 2000 include the operating results of Long Reach for the period February 24, 2000 through April 1, 2000.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the three months ended April 1, 2000, based upon historical information that has been adjusted to reflect the Long Reach Merger, the Lee Engineering Acquisition and the Blue Giant Acquisition as if such transactions occurred at January 1, 2000. The unaudited summary pro forma combined

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would have been obtained had the transactions been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data


                                        Three months ended
                                          April 1, 2000
                                          -------------
Net sales                                 $    19,162
Net loss                                  $    (1,022)
                                          ===========
Basic and diluted loss
    per share                             $     (0.23)
                                          ===========
Basic and diluted weighted average
    shares outstanding                      4,512,173
                                          ===========


(3) INVENTORIES, NET

Inventory costs at March 31, 2001 and December 30, 2000 are summarized as follows:

                                March 31, 2001       December 30, 2000
                                --------------       -----------------
Raw materials                       $ 6,447            $ 5,878
Work in process                       1,667              1,512
Finished goods                        2,355              2,821
                                    -------            -------
       Total inventories            $10,469            $10,211
                                    =======            =======

(4)  LONG-TERM DEBT AND REVOLVING CREDIT LOANS

Long-term debt at March 31, 2001 and December 30, 2000 is summarized as follows:

                                                                                 March 31, 2001   December 30, 2000
                                                                                 --------------   -----------------
Note payable to bank, due in monthly installments of $50 or $60 beginning
   January 1, 2001, plus interest at the lender's prime rate plus 2.0%,
   with final payment due March 31, 2003                                             $ 2,320            $ 2,500
Note payable to bank, due in monthly installments
   of $6 beginning December 1, 2000, plus interest
   at the lender's prime rate plus 1.0%, with
   final payment due November 1, 2020                                                  1,353              1,442
Note payable to bank, due in monthly installments
   of $11 beginning December 1, 2000, plus interest at the lender's prime rate plus 1.0%, with final
   payment due May 1, 2004                                                               402                456
Notes payable to stockholders, interest at 0%
   through December 31, 2000, 10% beginning January 1, 2001 through
   February 23, 2004, and Senior Debt Rate plus 2% thereafter until
   maturity on February 23, 2005                                                       3,076              3,000
Long Reach credit agreement (see below)                                                6,912              7,247
Blue Giant credit agreement (see below)                                                3,511              4,057
                                                                                     -------            -------
   Total long-term debt                                                               17,574             18,702
Less current portion                                                                  11,309              4,983
                                                                                     -------            -------
   Long-term debt, excluding current portion                                         $ 6,265            $13,719
                                                                                     =======            =======

The Long Reach credit agreement includes a revolving credit loan with a commitment of $10,000, subject to borrowing base availability and other items (the "Long Reach Credit Agreement"), and a term loan of $2,320.

Borrowings under the Long Reach Credit Agreement accrue interest at the bank's prime rate (8.0% at March 31, 2001) plus 2%. Subject to borrowing base

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2002. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the Long Reach Credit Agreement in connection with the Long Reach Merger. At March 31, 2001, the borrowing base availability for the revolving credit loan was determined to be $7,397, of which the Company had utilized $6,912.

The Long Reach Credit Agreement also provides that the term loan be repaid in principal installments of $60, payable on the first day of each month beginning January 1, 2001, and continuing through and including December 1, 2001, and $50, payable on the first day of each month beginning January 1, 2002, and continuing through March 31, 2003. The Company is required to meet certain financial covenants as defined in the Long Reach Credit Agreement. At December 30, 2000, the Company was in default on two of its financial covenants under the Long Reach Credit Agreement. On March 31, 2001, the bank issued an amendment to the Long Reach Credit Agreement, which included a waiver that effectively cured these defaults. In addition, the bank revised certain financial covenants, amended the due date of the revolving credit loan to March 31, 2002 and amended the rate at which interest accrues to the bank's prime rate plus 2%, effective April 1, 2001. As a result of this amendment, the Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished.

The $3,076 notes payable to stockholders were recorded at a discount at acquisition date and interest was imputed at 6% using the interest method to reflect an effective interest rate over the life of the notes. On March 16, 2001 the annual rate of interest on the notes payable to stockholders increased from 6% to 10% effective January 1, 2001.

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

The Blue Giant credit agreement includes a revolving credit loan with a commitment of $4,670, subject to borrowing base availability and other items, and term loans of $1,353 and $402, respectively (the "Blue Giant Credit Agreement"). Borrowings under the Blue Giant Credit Agreement accrue interest at the bank's prime rate (6.75% at March 31, 2001) plus 0.625% or 1.0% for the revolving credit agreement and the term loans, respectively. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is reviewed on an annual basis. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. In addition, the Blue Giant Credit Agreement contains certain financial and operating covenants. At March 31, 2001, the borrowing base availability for the revolving credit loan was determined to be $3,863, of which Blue Giant had utilized $3,511. At December 30, 2000, the Company was in default on one of its financial covenants under the Blue Giant Credit Agreement. On March 23, 2001, the bank issued an amendment to the Blue Giant Credit Agreement, which included a waiver that effectively cured this default and amended certain debt covenants.

(5) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

On October 2, 2000, the Company announced plans to exit its Little Rock, Arkansas facility. Available capacity at its other manufacturing facilities eliminated the need for this location. Product line transfers began immediately

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

and were completed by December 30, 2000. The lessor was notified that the Company elected to terminate its lease and exit the facility by March 13, 2001. Certain equipment was disposed of through a February 2001 auction. This exit plan resulted in the involuntary termination of substantially all of the 82 salaried and hourly employees at Little Rock.

Restructuring expenses of $746 were recorded in the fourth quarter of fiscal 2000. Involuntary termination benefits represented $639 of the total restructuring charge. The remaining $107 represented costs incurred to manage the closing process and prepare the facility for exit. As of March 31, 2001, $707 (including $600 involuntary termination benefits) had been paid. The remaining accrual at March 31, 2001 of $39 will be paid in the second quarter of 2001.

(6) SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

On March 16, 2001, the Company issued 944,508 shares (12% of the Company's fully diluted capitalization) of 10% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Proceeds of approximately $2,875, net of offering costs, are being used for working capital and other general corporate purposes (the "Preferred Stock Investment"). The initial liquidation preference is approximately $3.18 per share. The excess of the liquidation preference over the carrying value is being accreted quarterly over a seven year period ending March 1, 2008, by direct charge to accumulated deficit. Dividends on the Series B Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. All of the Series B Preferred Stock shall be convertible at any time at the election of the holder into a unit (a "Conversion Unit") consisting of (i) one share of 10% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and (ii) that number of shares of common stock determined by dividing an amount equal to approximately $3.18 by an amount equal to the adjusted conversion price. The intrinsic value of the beneficial conversion feature of the Series B Preferred Stock of $3,000 was credited to additional paid-in capital and charged to accumulated deficit during the period ended March 31, 2001. Dividends on the Series C Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. The Series B Preferred Stock and Series C Preferred Stock are equal with respect to dividend and liquidation rights and are senior to all other equity securities. All of the Series C Preferred Stock shall be redeemed on the earlier of (i) a qualified public offering, (ii) March 1, 2008 or (iii) a sale, merger or other change of control event. As a result of the redemption feature, the Series B Preferred Stock is excluded from permanent equity. The preceding description of the Preferred Stock Investment, the Series B Preferred Stock and the Series C Preferred Stock is a summary of certain of the provisions of, and is qualified in its entirety by reference to, the Articles of Restatement of Articles of Incorporation of TBM Holdings Inc., which has been filed as Exhibit 3.1 to this Quarterly Report on Form 10-QSB.

(7) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. The intrinsic value of the beneficial conversion feature has increased the loss attributable to common stockholders in the calculation of earnings (loss) per share. If applicable, diluted income per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

At March 31, 2001, 130,146 and 1,201,175 shares subject to stock options and warrants, respectively, were not included in the calculation of diluted income
(loss) per share, because to do so would have been anti-dilutive. At March 31, 2001, 944,508 issued shares of Series B Preferred Stock were not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive.

(8) CONTINGENCIES AND COMMITMENTS

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Blue Giant has been served with a statement of claim dated March 15, 2001, in an action brought by Daniel G. Marshall Engineering Corporation ("DGM") pending in the Ontario Superior Court of Justice. The complaint alleges that DGM entered into a contract with Blue Giant for professional engineering services in August 1995 and a collateral proposal to redesign certain lift trucks in August 1996. The prior owner of Blue Giant's assets, and not Blue Giant, was the party to these contracts. DGM claims that Blue Giant no longer has the authority to use the designs created by DGM or the right to transfer the designs to Blue Giant's parent company. DGM is claiming damages for breach of contract, breach of confidential information and unjust enrichment in the aggregate amount of $2,500, satisfaction of outstanding amounts due under the contracts of approximately $10, or, in the alternative, an injunction against Blue Giant to prevent it from using DGM's designs in the manufacture of forklifts. The Company filed a Statement of Defence on May 11, 2001, denying all causes of action claimed by DGM. The ultimate outcome of this matter cannot currently be predicted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three month periods ended March 31, 2001 and April 1, 2000. This discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein and the Company's Annual Report on Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 30, 2000.

      The dollar amounts reported in this Part I, Item 2, are reported in thousands.

Results Of Operations

      Operating results through February 23, 2000, the date of the acquisition of Long Reach, reflect interest income generated through the investment of the proceeds of a private placement of restricted shares of the Company's Common Stock (the "1999 Private Placement") in short-term government securities. Operating expenses during such period were costs associated with search activities required to identify a manufacturing company acquisition, maintaining a business office and complying with the Company's reporting obligations as a public company.

      Results for the three months ended April 1, 2000, include the operating results of Long Reach for the period February 24, 2000 through April 1, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

      The Company generated net sales of $15,110 and a net loss of $2,177 for the three months ended March 31, 2001, compared with net sales of $3,655 and net income of $8 for the comparable period in 2000. For the three months ended March 31, 2001, gross profit represented 15.4% of net sales, and selling, general and administrative expenses represented 27.5% of net sales. For the three months ended April 1, 2000, gross profit represented 28.7% of net sales, and selling, general and administrative expenses represented 28.8% of net sales.

      During the three months ended March 31, 2001, the increase in net sales, cost of sales and selling, general and administrative expenses over the corresponding period of the prior year is the result of the Company's acquisition of Long Reach on February 23, 2000 (whose results were included for the entire three-month period), the Company's acquisition of Presto Lifts on May 16, 2000 and its acquisition of Blue Giant on November 10, 2000. The decline in gross profit % is attributable to lower than expected net sales in the first quarter 2001. The gross profit % recorded for the three months ended April 1, 2000, was higher than normal as the Company experienced a higher than normal net sales volume with a favorable product mix over a relatively short period (February 24, 2000 through April 1, 2000).

      Interest expense for the three months ended March 31, 2001 was $441 compared to $99 for the three months ended April 1, 2000. The increase is due to additional borrowing incurred as a result of the Long Reach, Presto Lifts and Blue Giant acquisitions. Other income, net was $157 for the three months ended March 31, 2001, as compared to $132 for the three months ended April 1, 2000. Other income for the three months ended March 31, 2001 results substantially from foreign exchange gains recognized by Blue Giant while other income for the three months ended April 1, 2000 results from investment of excess cash on hand.

      During the first quarter of 2001, the Company experienced incoming new order bookings rates that were lower than expected. Bookings are lower than expectation by 7% to 16% in each of the Company's operating subsidiaries. The Company believes that the lower-than-expected bookings are a result of both uncertainty in the overall business economy and the resulting reduction in capital spending for machinery and equipment by manufacturing and distribution companies and the fact that it has taken Long Reach longer than the Company expected to restore customer confidence in its manufacturing capabilities. If booking rates remain lower than expected during the remainder of 2001, the Company anticipates that this could have an adverse effect on its operating results and financial performance. Such effect could affect carrying values of certain assets such as goodwill.

Liquidity and Capital Resources

      Net cash used in operating activities was $845 for the three months ended March 31, 2001, compared with $1,937 for the three months ended April 1, 2000. The net loss for the three months ended March 31, 2001 of $2,177 ($1,680 net of non-cash expenses) was partially offset by a reduction in working capital components for such period of $835. During the three months ended April 1, 2000, the Company's working capital components increased by $2,048 substantially due to a $1,111 reduction in payables as the Company brought suppliers current and a $553 increase in receivables resulting from increased sales in March 2000.

      Net cash used in investing activities was $57 for the three months ended March 31, 2001, compared with $7,410 for the three months ended April 1, 2000. This reflects primarily the acquisition of Long Reach on February 23, 2000.

      Net cash provided by financing activities was $1,795 for the three months ended March 31, 2001, as compared to $9,814 for the three months ended April 1, 2000. Net cash provided by financing activities for the three months ended March 31, 2001 reflects primarily the issuance of 10% Series B Cumulative Convertible Preferred Stock of $2,875 offset by a net decrease in the Company's borrowings of $843 and a $237 reduction in the bank overdraft payable during the period. Net cash provided by financing activities for the three months ended April 1, 2000 reflects the issuance of Common Stock of $8,000, in connection with the 1999 Private Placement and an increase in borrowings of $1,998 to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period.

      At March 31, 2001, the Company owed $10,423 under its revolving credit facilities. Long-term debt outstanding at March 31, 2001 consisted of $4,075 notes payable to banks and $3,076 of notes payable to stockholders.

      Cash received from the issuance of Common Stock was $0 and $8,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. Issuance of Common Stock for the three months ended April 1, 2000 reflects the Company's private placement of 916,667 shares of its Common Stock at $6.00 per share and the exercise of a first call option pursuant to which a stockholder purchased 500,000 shares of Common Stock at an exercise price of $5.00 per share, each on February 23, 2000. In the three months ended April 1, 2000, the Company also issued 500,000 shares of its Common Stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000.

      Cash received from the issuance of Preferred Stock was $2,875, net of offering costs, for the three months ended March 31, 2001. As a result of losses incurred in the year ended December 30, 2000, it was necessary for the Company to raise additional funds for working capital and general business purposes of the Company and its subsidiaries during the first quarter of 2001. Issuance of Preferred Stock for the three months ended March 31, 2001 reflects the Company's private placement of 944,508 shares of its 10% Series B Cumulative Convertible Preferred Stock on March 16, 2001.

      Capital expenditures for property, plant and equipment, net, totaled $186 for the three months ended March 31, 2001. Total capital expenditures are currently expected to aggregate $917 for fiscal 2001.

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

      At December 30, 2000, the Company was in default on two of its financial covenants under the Long Reach credit agreement. On March 31, 2001, the bank issued an amendment to the Long Reach credit agreement which included a waiver that effectively cured these defaults, revised certain financial covenants and effective April 1, 2001, increased the rate at which interest accrues to the bank's prime rate plus 2%. A copy of this amendment has been filed as Exhibit
10.1 to this Quarterly Report on Form 10-QSB. As part of this amendment, the due date of the revolving loan was advanced from March 31, 2003 to March 31, 2002. As a result of this amendment, the

Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished.

      In connection with its acquisition of Blue Giant, the Company assumed and incurred approximately $5,000 of debt secured by Blue Giant's inventory and assets. The terms of Blue Giant's debt impose financial and operating covenants on Blue Giant, including a ratio of total debt to net worth, a ratio of senior debt to earnings, and limiting capital expenditures and corporate distributions. At December 30, 2000, the Company was in default on one of the financial covenants under the Blue Giant credit agreement. The Blue Giant credit agreement has been amended to revise this financial covenant and waive this default. In addition, the Company has agreed to guarantee a maximum of $1,000,000 (Canadian) of the obligations of Blue Giant under the Blue Giant credit agreement. A copy of the documentation amending the Blue Giant credit agreement and a copy of the Company's guarantee have been filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-QSB.

      The Company believes that the combination of its existing working capital, current cash balances and available borrowing under existing lines of credit will be adequate to meet its anticipated capital and liquidity requirements with respect to the operations of the Company for fiscal year 2001. See however "Forward-Looking Statements" below.

Quantitative And Qualitative Disclosures

      Market Risk. The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative instruments. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

      Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase the Company's net loss for the three months ended March 31, 2001 by approximately $36. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

      Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. As of March 31, 2001, the Company had foreign operations in Australia and Canada. The translation adjustment during the three months ended March 31, 2001 was a loss of $32, which was recognized in accumulated other comprehensive loss in the consolidated balance sheet included herein.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company has adopted SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have any and is not expected to have any effect on the Company's financial condition or results of operations because the Company historically has not entered into derivative instruments nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Blue Giant has been served with a statement of claim dated March 15, 2001, in an action brought by Daniel G. Marshall Engineering Corporation ("DGM") pending in the Ontario Superior Court of Justice. The complaint alleges that DGM entered into a contract with Blue Giant for professional engineering services in August 1995 and a collateral proposal to redesign certain lift trucks in August 1996. The prior owner of Blue Giant's assets, and not Blue Giant, was the party to these contracts. DGM claims that Blue Giant no longer has the authority to use the designs created by DGM or the right to transfer the designs to Blue Giant's parent company. DGM is claiming damages for breach of contract, breach of confidential information and unjust enrichment in the aggregate amount of $2,500,000 satisfaction of outstanding amounts due under the contracts of approximately $10,000 or, in the alternative, an injunction against Blue Giant to prevent it from using DGM's designs in the manufacture of forklifts. On May 11, 2001, the Company filed a Statement of Defence denying all causes of action claimed by DGM. The ultimate outcome of this matter cannot currently be predicted.

ITEM 2.  CHANGES IN SECURITIES.

         On March 16, 2001, the Company completed a private placement of its 10% Series B Cumulative Convertible Preferred Stock, $.001 par value per share (the "Series B Preferred Stock"), pursuant to which it issued and sold an aggregate of 944,508 restricted shares to existing shareholders of the Company and a related entity, at a purchase price of approximately $3.18 per share, for aggregate proceeds to the Company of $3,000,000. J. H. Whitney III, L.P. purchased 276,685 shares, J. H. Whitney IV, L.P. purchased 188,902 shares, Whitney Strategic Partners III, L.P. purchased 6,667 shares, LEG Partners Debenture SBIC, L.P. purchased 314,836 shares and LEG Partners III SBIC, L.P. purchased 157,418 shares.

         Each share of Series B Preferred Stock is convertible into a Conversion Unit which is initially comprised of one share of the Company's Common Stock and one share of 10% Series C Cumulative Redeemable Preferred Stock, $.001 par value per share (the "Series C Preferred Stock"). The number of shares of Common Stock into which each share of Series B Preferred Stock is convertible is subject to adjustment pursuant to antidilution provisions contained in the Articles of Restatement of Articles of Incorporation of TBM Holdings Inc., filed on April 13, 2001, with the Secretary of State of Florida (the "Restated Articles of Incorporation"). Subject to certain exceptions, the antidilution rights provide generally that the number of shares of Common Stock included within the Conversion Unit into which the Series B Preferred Stock converts will be increased if the Company (i) declares a dividend on its Common Stock payable in shares of the Company's capital stock, subdivides its outstanding Common Stock, combines its outstanding Common Stock into a smaller number of shares or issues shares of the Company's capital stock in a reclassification of Common Stock, or
(ii) issues any shares, or rights to purchase shares, of its Common Stock for a per share price lower than the then current conversion price for the Series B Preferred Stock (which initially is approximately $3.18) or the then current market price of the Company's Common Stock, as determined in accordance with the Restated Articles of Incorporation. The preceding description is qualified in its entirety by reference to the Restated Articles of Incorporation, which have been filed as Exhibit 3.1 to this Quarterly Report on Form 10-QSB.

         The shares described above were issued or sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. There were no underwriters involved in this transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         By written consent of shareholders, dated April 4, 2001, holders of 4,556,177 shares, constituting a majority of the outstanding shares, of Common Stock and Series B Preferred Stock, acting as a single voting group, consented to the amendment of the Company's Articles of Incorporation to, among other things, (a) clarify and confirm the current authorized capitalization of the Company and, with respect thereto, (i) the authority of the Board of Directors of the Company to determine the preferences, limitations and relative rights of classes and series of the Company's preferred stock and (ii) the preferences, limitations and relative rights of the two remaining authorized series of preferred stock of the Company, the Series B Preferred Stock and the Series C Preferred Stock; and (b) delete certain provisions no longer required by Florida law or which by their terms are no longer relevant. Such written consent also authorized and approved Restated Articles of Incorporation, in the form attached to such consent, incorporating such amendments, and authorized the filing of the Restated Articles of Incorporation with the Secretary of the State of Florida. The preceding description is qualified in its entirety by reference to the Restated Articles of Incorporation, which have been filed as Exhibit 3.1 to this Quarterly Report on Form 10-QSB.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS


      Exhibit No.                          Description

         3.1 Articles of Restatement of Articles of Incorporation of TBM Holdings Inc.

         10.1 Amendment Three to Loan and Security Agreement, dated as of March 31, 2001, between Long Reach Holdings, Inc. and Bank One, NA, f/k/a Bank One, Texas, National Association

         10.2 Offer to Finance, dated October 26, 2000, by National Bank of Canada, as amended by Revised Offer to Finance, dated February 19,

                  2001, as further amended by Revised Offer to Finance, dated March 23, 2001

         10.3 Letter of Guarantee, dated as of April 18, 2001, of TBM Holdings Inc. in favor of National Bank of Canada


      (b) REPORTS ON FORM 8-K

         During the three months ended March 31, 2001, the Company filed one Current Report on Form 8-K/A (Amendment No. 1) described below. Reference is made to such amendment to Current Report for a complete description of the disclosures contained therein.

         Current Report on Form 8-K/A (Amendment No. 1) dated November 10, 2000, filed with the Commission on January 24, 2001, containing disclosure under Item 7. Such Current Report on Form 8-K/A (Amendment No. 1) included the financial statements of the business acquired and pro forma financial information required by Items 310(c) and 310(d) of Regulation S-B under Item 7 of Form 8-K.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TBM HOLDINGS INC.


Date: May 15, 2001                   By: /s/ Patrick H. Peyton
                                        ---------------------------------
                                     Patrick H. Peyton, Chief Financial Officer
                                     and Vice President-Finance (Principal
                                     Financial Officer)