Form 10QSB/A
period 2001-03-31
TBM HOLDINGS INC
filed 2001-05-17
CIK 824109

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 (AMENDMENT NO. 1)

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

                               EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-QSB/A of TBM Holdings Inc. (the "Company")for the quarter ended March 31, 2001 is being filed solely for the purpose of amending and restating in its entirety Part I, Item 1, Financial Statements, contained in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, which was filed with the Securities and Exchange Commission on May 15, 2001.

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            MARCH 31,       DECEMBER 30,
                                                                              2001             2000
                                                                            --------         --------
                                                                          (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                                               $  2,428         $  1,833
     Trade accounts receivable, net                                            10,907           12,182
     Inventories, net                                                          10,469           10,211
     Prepaid expenses and other receivables                                       276              252
                                                                             --------         --------
        Total current assets                                                   24,080           24,478
     Property, plant and equipment, net                                        10,037           10,248
     Goodwill and other intangibles, net                                       14,879           15,085
     Other assets                                                                 318              357
                                                                             --------         --------
        Total assets                                                         $ 49,314         $ 50,168
                                                                             ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                  $  6,291         $  5,877
     Current portion of long-term liabilities                                  11,309            4,983
     Accrued expenses                                                           2,986            3,543
     Bank overdraft payable                                                     1,092            1,329
                                                                             --------         --------
        Total current liabilities                                              21,678           15,732
Revolving credit loan, excluding current portion                                   --            7,247
Long-term debt, excluding current portion                                       6,265            6,472
Cumulative convertible preferred stock, $.001 par value. Authorized
     2,000,000 shares; 944,508 shares issued and outstanding at
     March 31, 2001. Aggregate liquidation preference of $3,012 at
     March 31, 2001                                                             2,875                -
Stockholders' equity:
     Common stock, $.001 par value.  Authorized
        10,000,000 shares; 5,595,000 shares issued and outstanding                  6                6
     Additional paid-in capital                                                42,280           42,262
     Accumulated other comprehensive loss - foreign currency
        translation adjustments                                                  (132)            (100)
     Accumulated deficit                                                      (23,658)         (21,451)
                                                                             --------         --------
        Total stockholders' equity                                             18,496           20,717
Commitments and contingencies
                                                                             --------         --------
        Total liabilities and stockholders' equity                           $ 49,314         $ 50,168
                                                                             ========         ========

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                           THREE MONTHS ENDED
                                                    -------------------------------
                                                      MARCH 31,           APRIL 1,
                                                        2001                2000
                                                    -----------         -----------
Net sales                                           $    15,110         $     3,655
Cost of sales                                            12,780               2,607
                                                    -----------         -----------
       Gross profit                                       2,330               1,048

Selling, general and administrative expenses              4,162               1,051
                                                    -----------         -----------
       Operating loss                                    (1,832)                 (3)
Interest expense                                           (441)                (99)
Other income, net                                           157                 132
                                                    -----------         -----------
       Income (loss) before income taxes                 (2,116)                 30
Income tax expense                                           61                  22
                                                    -----------         -----------
       Net income (loss)                            $    (2,177)        $         8
Convertible preferred stock dividends and
       beneficial conversion feature
       accretion                                             30                  --
                                                    -----------         -----------
       Net income (loss) available to common
         stockholders                               $    (2,207)        $         8
                                                    ===========         ===========
Income (loss) per share:
       Basic                                        $     (0.39)        $      0.00
                                                    ===========         ===========
       Diluted                                      $     (0.39)        $      0.00
                                                    ===========         ===========
Weighted average shares outstanding:
       Basic                                          5,595,000           3,292,392
                                                    ===========         ===========
       Diluted                                        5,595,000           3,442,198
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

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (In thousands)



                                                        Common Stock       Additional
                                                     ------------------     Paid-in
                                                      Shares     Amount     Capital
                                                     -------    --------    --------
Balances, December 30, 2000                            5,595    $      6    $ 42,262
  Comprehensive loss:
     Net loss                                             --          --          --
     Foreign currency translation adjustments             --          --          --


     Total comprehensive loss

     Intrinsic value of beneficial conversion feature     --          --          18
     Convertible preferred stock dividends                --          --          --
                                                    --------    --------    --------
Balances, March 31, 2001                               5,595    $      6    $ 42,280
                                                    ========    ========    ========



                                                   Accumulated
                                                     Other
                                                   Comprehensive   Accumulated
                                                      Loss         Deficit         Total
                                                    --------       --------       -------
Balances, December 30, 2000                         $   (100)      $(21,451)      $ 20,717
  Comprehensive loss:
     Net loss                                             --         (2,177)        (2,177)
     Foreign currency translation adjustments            (32)            --            (32)
                                                                                  --------
     Total comprehensive loss                                                       (2,209)
                                                                                  --------

     Intrinsic value of beneficial conversion feature     --            (18)            --
     Convertible preferred stock dividends                --            (12)           (12)
                                                    --------       --------       --------
Balances, March 31, 2001                            $   (132)      $(23,658)      $ 18,496
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

(6) SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

On March 16, 2001, the Company issued 944,508 shares (12% of the Company's fully diluted capitalization) of 10% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Proceeds of approximately $2,875, net of offering costs, are being used for working capital and other general corporate purposes (the "Preferred Stock Investment"). The initial liquidation preference is approximately $3.18 per share. The excess of the liquidation preference over the carrying value is being accreted quarterly over a seven year period ending March 1, 2008, by direct charge to accumulated deficit. Dividends on the Series B Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. All of the Series B Preferred Stock shall be convertible at any time at the election of the holder into a unit (a "Conversion Unit") consisting of (i) one share of 10% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and (ii) that number of shares of common stock determined by dividing an amount equal to approximately $3.18 by an amount equal to the adjusted conversion price. The intrinsic value of the beneficial conversion feature of the Series B Preferred Stock of $3,000 is being accreted quarterly over a seven year period ending March 1, 2008, by a direct charge to accumulated deficit and a credit to additional paid in capital. The intrinsic value of the beneficial conversion feature accreted for the period ended March 31, 2001 amounted to $18.
Dividends on the Series C Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. The Series B Preferred Stock and Series C Preferred Stock are equal with respect to dividend and liquidation rights and are senior to all other equity securities. All of the Series C Preferred Stock shall be redeemed on the earlier of (i) a qualified public offering, (ii) March 1, 2008 or (iii) a sale, merger or other change of control event. As a result of the redemption feature, the Series B Preferred Stock is excluded from permanent equity. The preceding description of the Preferred Stock Investment, the Series B Preferred Stock and the Series C Preferred Stock is a summary of certain of the provisions of, and is qualified in its entirety by reference to, the Articles of Restatement of Articles of Incorporation of TBM Holdings Inc., which has been filed as Exhibit
3.1 to this Quarterly Report on Form 10-QSB.

(7) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. The accretion of the intrinsic value of the beneficial conversion feature has increased the loss attributable to common stockholders in the calculation of earnings (loss) per share. If applicable, diluted income per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

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

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TBM HOLDINGS INC.


Date: May 17, 2001               By: /s/ Patrick H. Peyton
                                     ------------------------------------------
                                     Patrick H. Peyton, Chief Financial Officer
                                     and Vice President-Finance (Principal
                                     Financial Officer)