Form 10QSB
period 2001-06-30
TBM HOLDINGS INC
filed 2001-08-14
CIK 824109

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


         (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001

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

                               [X] Yes   [ ] No

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 10, 2001, was 5,595,089.


         Transitional Small Business Disclosure Format (check one):
         [ ] Yes  [X] No

                                      INDEX


                                TBM HOLDINGS INC.


Part I:  Financial Information

         Item 1.  Consolidated Financial Statements

         Condensed Consolidated Unaudited Balance Sheets
         at June 30, 2001 and December 30, 2000 ...............................................   3

         Condensed Consolidated Unaudited Statements of Operations
         for the three months and six months ended June 30, 2001 and July 1, 2000..............   4

         Condensed Consolidated Unaudited Statement of Stockholders' Equity and
         Comprehensive Loss for the six months ended June 30, 2001.............................   5

         Condensed Consolidated Unaudited Statements of Cash Flows
         for the six months ended June 30, 2001 and July 1, 2000...............................   6

         Notes to Condensed Consolidated Unaudited Financial Statements........................   7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................  17


Part II: Other Information

         Item 3.  Defaults Upon Senior Securities..............................................  23

         Item 4.  Submission of Matters to a Vote of Security Holders..........................  23

         Item 6.  Exhibits and Reports on Form 8-K ............................................  23

Signature......................................................................................  25

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            JUNE 30,     DECEMBER 30,
                                                                              2001          2000
                                                                          ------------  ------------
                                                                          (unaudited)
                                     ASSETS
Current assets:

      Cash and cash equivalents                                           $      1,169  $      1,833
      Trade accounts receivable, net                                            10,140        12,182
      Inventories, net                                                           9,748        10,211
      Prepaid expenses and other receivables                                       201           252
                                                                          ------------  ------------
          Total current assets                                                  21,258        24,478
      Property, plant and equipment, net                                         9,586        10,248
      Goodwill and other intangibles, net                                       12,185        15,085
      Other assets                                                                 275           357
                                                                          ------------  ------------
          Total assets                                                    $     43,304  $     50,168
                                                                          ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                              $      5,767  $      5,877
      Current portion of long-term liabilities                                  14,921         4,983
      Accrued expenses                                                           2,995         3,543
      Bank overdraft payable                                                       987         1,329
                                                                          ------------  ------------
          Total current liabilities                                             24,670        15,732

Revolving credit loan, excluding current portion                                    --         7,247

Long-term debt, excluding current portion                                        3,153         6,472

Series B Cumulative convertible preferred stock,
      $.001 par value.  Authorized 2,000,000 shares; 944,508 shares issued and outstanding at June 30, 2001.  Aggregate liquidation
      preference of $3,088 at June 30, 2001                                      2,971            --

Stockholders' equity:
      Common stock, $.001 par value.  Authorized
          10,000,000 shares; 5,595,089 shares issued and outstanding                 6             6
      Additional paid-in capital                                                42,405        42,262
      Accumulated other comprehensive loss - foreign currency
          translation adjustments                                                   (2)         (100)
      Accumulated deficit                                                      (29,899)      (21,451)
                                                                          ------------  ------------
          Total stockholders' equity                                            12,510        20,717

Commitments and contingencies
                                                                          ------------  ------------
          Total liabilities and stockholders' equity                      $     43,304  $     50,168
                                                                          ============  ============

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              -----------------------------     -----------------------------
                                                JUNE 30,          JULY 1,         JUNE 30,          JULY 1,
                                                  2001             2000             2001             2000
                                                  ----             ----             ----             ----
Net sales                                     $     13,843     $     10,243     $     28,953     $     13,898
Cost of sales                                       12,438            8,334           25,218           10,941
                                              ------------     ------------     ------------     ------------
         Gross profit                                1,405            1,909            3,735            2,957

Selling, general and
         administrative expenses                     4,034            2,734            8,196            3,785
Loss on sale of foreign subsidiary                   1,097               --            1,097               --
Loss on impairment of goodwill                       1,843               --            1,843               --
                                              ------------     ------------     ------------     ------------
         Operating loss                             (5,569)            (825)          (7,401)            (828)
Interest expense                                      (421)            (313)            (862)            (412)
Other income (loss), net                                (6)             128              151              260
                                              ------------     ------------     ------------     ------------
         Loss before income taxes                   (5,996)          (1,010)          (8,112)            (980)
Income tax expense                                      44                9              105               31
                                              ------------     ------------     ------------     ------------
         Net loss                                   (6,040)          (1,019)          (8,217)          (1,011)
Convertible preferred stock dividends and
         beneficial conversion feature
         accretion                                     201               --              231               --
                                              ------------     ------------     ------------     ------------
         Net loss available to
         common stockholders                  $     (6,241)    $     (1,019)    $     (8,448)    $     (1,011)
                                              ============     ============     ============     ============

Basic and diluted loss per share:             $      (1.12)    $      (0.23)    $      (1.51)    $      (0.26)
                                              ============     ============     ============     ============

Weighted average shares outstanding              5,595,089        4,517,667        5,595,089        3,908,377
                                              ============     ============     ============     ============

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                                 (In thousands)

                                                                                             Accumulated
                                                              Common Stock      Additional     Other
                                                           -------------------   Paid-in    Comprehensive  Accumulated
                                                            Shares     Amount    Capital        Loss         Deficit      Total
                                                           --------   --------  ----------  -------------  -----------  ---------
Balances, December 30, 2000                                  5,595    $     6   $   42,262  $       (100)  $  (21,451)  $ 20,717
     Comprehensive loss:
          Net loss                                              --         --           --            --       (8,217)    (8,217)
          Foreign currency translation adjustments              --         --           --           (28)          --        (28)
          Reclassification adjustment - realized
             foreign currency translation loss on
             sale of subsidiary                                 --         --           --           126           --        126
                                                                                                                        ---------
          Total comprehensive loss                                                                                        (8,119)
                                                                                                                        ---------

     Intrinsic value of beneficial conversion feature           --         --          143            --         (143)        --
     Convertible preferred stock dividends                      --         --           --            --          (88)       (88)


                                                           --------   --------    --------  -------------   ----------  ---------
Balances, June 30, 2001                                      5,595    $     6     $ 42,405  $         (2)   $ (29,899)  $ 12,510
                                                           ========   ========    ========  =============   ==========  =========

See accompanying notes to condensed consolidated unaudited financial statements.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                ----------------------------
                                                                                  JUNE 30,         JULY 1,
                                                                                    2001            2000
                                                                                ------------    ------------
Cash flows from operating activities:
     Net loss                                                                   $     (8,217)   $     (1,011)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     1,002             437
     Loss on sale of foreign subsidiary                                                1,097              --
     Loss on impairment of goodwill                                                    1,843              --
Changes in working capital components                                                  1,381          (1,951)
                                                                                ------------    ------------
          Net cash used in operating activities                                       (2,894)         (2,525)
                                                                                ------------    ------------

Cash flows from investing activities:
     Capital expenditures for property, plant and equipment, net                        (452)            (58)
     Payment for acquisition of businesses, net of cash acquired                         (56)        (13,285)
     Proceeds from sale of foreign subsidiary                                            707              --
     Proceeds from sale of fixed assets                                                  129              --
                                                                                ------------    ------------
          Net cash provided by (used in) investing activities                            328         (13,343)
                                                                                ------------    ------------

Cash flows from financing activities:
     Change in bank overdraft payable                                                   (342)           (748)
     Net borrowings (payments) under revolving credit loan                              (321)          2,488
     Borrowings under long-term debt                                                     153              --
     Payments on long-term debt                                                         (460)             --
     Issuance of preferred stock, net of offering costs                                2,875              --
     Issuance of common stock                                                             --           8,000
                                                                                ------------    ------------
          Net cash provided by financing activities                                    1,905           9,740
          Effect of foreign currency translation on cash                                  (3)            (34)
                                                                                ------------    ------------
          Net decrease in cash                                                          (664)         (6,162)
Cash and cash equivalents, beginning of period                                         1,833          12,064
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                        $      1,169    $      5,902
                                                                                ============    ============

Supplemental cash flow disclosure:

     Cash paid for interest                                                     $        691    $        387
     Cash paid for income taxes                                                 $         42    $         --

Supplemental non cash disclosure:
     Common stock issued for acquisition                                        $         --    $      3,000
     Note receivable from sale of foreign subsidiary                            $         76    $         --
     Dividends on preferred stock                                               $         88    $         --

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

DESCRIPTION OF BUSINESS

The primary business of the Company, through the operations of its wholly-owned subsidiaries, Long Reach, Inc. ("Long Reach") and Blue Giant Equipment Corporation ("Blue Giant"), and Long Reach's subsidiary, Presto Lifts, Inc. ("Presto Lifts"), is the manufacturing and marketing of hydraulically activated material handling equipment in Houston, Texas; Brampton, Ontario, Canada; and Pawtucket, Rhode Island. The Company markets the majority of its products through numerous material-handling dealers in the U.S., Canada and other international locations. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers of common proprietary products and is not dependent on any one customer.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In assessing and measuring the impairment of long-lived assets, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the long-lived asset or identifiable intangible being tested for impairment was acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset grouping in determining whether an impairment has occurred. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for impairment based on the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Additionally, where an impairment loss is recognized for long-lived assets and identifiable intangibles where goodwill has been allocated to the asset grouping, as described immediately above, the carrying amount of the allocated goodwill is impaired (eliminated) before reducing the carrying amounts of impaired long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


With respect to the carrying amounts of goodwill remaining after the testing for impairment of long-lived assets and identifiable intangibles, the Company assesses such carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such goodwill may not be recoverable. The Company assesses the recoverability of this goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired business. The amount of goodwill impairment, if any, is measured based on projected discounted operating cash flows compared to the carrying value of such goodwill.

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

COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss, consisting of net loss and foreign currency translation adjustments, is presented in the Condensed Consolidated Unaudited Statement of Stockholders' Equity and Comprehensive Loss.

FOREIGN CURRENCY GAINS AND LOSSES

The foreign-owned assets and liabilities of the Company have been translated to United States dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Loss" in the Condensed Consolidated Unaudited Statement of Stockholders' Equity and Comprehensive Loss. Foreign currency transaction gains and losses are included in the Condensed Consolidated Unaudited Statements of Operations as they occur.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based upon relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its revolving credit loans and long-term debt approximate the fair value of such items at June 30, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective December 30, 2001. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of June 30, 2001, the Company has unamortized goodwill in the amount of $11,964 which will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was $469 and $385 for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(2) LIQUIDITY

The Company's business requires substantial amounts of capital and liquidity, principally for working capital requirements, debt service, the acquisition and integration of new businesses and the development of new products. To date, the Company has funded operating losses and capital expenditures with funds raised during 1999 and 2000 through private placements of common stock, the issuance of preferred stock in March 2001, and borrowings on its revolving lines of credit. Most recently, on March 16, 2001, the Company raised $2,875, net of offering costs, from the issuance of its Series B Preferred Stock (see note 8). Management projects that the Company will require significant additional funds for the continued implementation of its business plan, including capital expenditures and debt service requirements for the remainder of 2001 and beyond.

At June 30, 2001, the Company has negative working capital of $3,412. The Company is also in default with certain covenants under both the Long Reach Credit Agreement (as defined in note 5) and the Blue Giant Credit Agreement (as defined in note 5) at June 30, 2001, for which no waivers have been received. As a result, the banks can demand payment of this debt at anytime. On July 31, 2001, Long Reach signed Amendment Four to the Long Reach Credit Agreement which
(i) reduced the revolving credit loan commitment from $10,000 to $8,000, (ii) granted a one-time over advance of $350 to Long Reach which is due and payable on demand by the bank at any time, (iii) deferred the August payment of interest totaling $55 from August 1 to August 15, 2001, and (iv) deferred the August payment of principal on the term loan of $60 to March 31, 2002, the term loan maturity date. As a result of these defaults, all debt outstanding at June 30, 2001 under the Long Reach Credit Agreement and the Blue Giant Credit Agreement has been classified as current.

The Company forecasts that it will need to raise additional funds to meet the capital expenditures and operating needs included in its business plan for 2001. The Company is actively seeking to raise these funds and is exploring various alternatives to address its short-term and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


business plan, sales of assets, or a combination of the foregoing. Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short-term and long-term capital needs. These factors include the willingness of the holders of the Company's debt securities and the banks to agree to any restructuring of the Company's indebtedness that the Company may seek; the availability of sufficient additional financing on terms acceptable to the Company; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance. In addition to its estimated 2001 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on the revolving credit loan under the Long Reach Credit Agreement, which matures on March 31, 2002.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-QSB.

(3) ACQUISITIONS

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

Results for the six months ended July 1, 2000 include the operating results of Long Reach for the period February 24, 2000 through July 1, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through July 1, 2000.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the six months ended July 1, 2000, based upon historical information that has been adjusted to reflect the Long Reach Merger, the Lee Engineering Acquisition and the Blue Giant Acquisition as if such transactions

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


occurred at January 1, 2000. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would have been obtained had the transactions been completed as of such date or indicative of future results of operations and financial position.

               Unaudited Summary Pro Forma Combined Financial Data

                                                              Six months ended
                                                                July 1, 2000
                                                                ------------
    Net sales                                                     $ 31,492
    Net loss                                                      $ (2,450)
                                                                  =========
    Basic and diluted loss per share                              $  (0.49)
                                                                  =========
    Basic and diluted weighted average shares outstanding         4,978,995
                                                                  =========

(4)      INVENTORIES, NET

Inventory costs at June 30, 2001 and December 30, 2000 are summarized as follows:

                                           June 30, 2001      December 30, 2000
                                           -------------      -----------------
            Raw materials                     $ 5,975             $ 5,878
            Work in process                     1,241               1,512
            Finished goods                      2,532               2,821
                                              -------             -------
                 Total inventories            $ 9,748             $10,211
                                              =======             =======

(5)      LONG-TERM DEBT AND REVOLVING CREDIT LOANS

Long-term debt at June 30, 2001 and December 30, 2000 is summarized as follows:

                                                                   June 30, 2001      December 30, 2000
                                                                   -------------      -----------------
     Note payable to bank, due in monthly installments of
         $50 or $60 plus interest at the lender's prime
         rate plus 2.0%, with final payment due
         March 31, 2002                                               $ 2,140              $ 2,500
     Note payable to bank, due in monthly installments
         of $6 plus interest at the lender's prime rate
         plus 1.0%, with final payment due
         November 1, 2020                                               1,391                1,442
     Note payable to bank, due in monthly installments
         of $11 plus interest at the lender's prime rate
         plus 1.0%, with final payment due May 1, 2004                    385                  456
     Notes payable to stockholders, interest at 10%
         through February 23, 2004, and Senior Debt Rate
         plus 2% thereafter until maturity on
         February 23, 2005                                              3,153                3,000
     Long Reach revolving credit loan (see below)                       7,416                7,247
     Blue Giant revolving credit loan (see below)                       3,589                4,057
                                                                      -------              -------

         Total long-term debt                                          18,074               18,702
     Less current portion                                              14,921                4,983
                                                                      -------              -------

         Long-term debt, excluding current portion                    $ 3,153              $13,719
                                                                      =======              =======

The Long Reach credit agreement includes a revolving credit loan with a commitment of $8,000, subject to borrowing base availability and other items, and a term loan of $2,140(the "Long Reach Credit Agreement").

Borrowings under the Long Reach Credit Agreement accrue interest at the bank's prime rate (6.75% at June 30, 2001) plus 2%. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2002. Additionally, a

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the Long Reach Credit Agreement in connection with the Long Reach Merger. At June 30, 2001, the borrowing base availability for the revolving credit loan was determined to be $7,522, of which the Company had utilized $7,416.

The Long Reach Credit Agreement also provides that the term loan be repaid in principal installments of $60, payable on the first day of each month beginning January 1, 2001, and continuing through and including December 1, 2001, and $50, payable on the first day of each month beginning January 1, 2002, and continuing through March 31, 2002. The Company is required to meet certain financial covenants as defined in the Long Reach Credit Agreement. At December 30, 2000, the Company was in default on two of its financial covenants under the Long Reach Credit Agreement. On March 31, 2001, the bank issued an amendment to the Long Reach Credit Agreement, which included a waiver that effectively cured these defaults. In addition, the bank revised certain financial covenants, amended the due date of the Long Reach Credit Agreement to March 31, 2002 and amended the rate at which interest accrues to the bank's prime rate plus 2%, effective April 1, 2001. As a result of this amendment, the Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished. At June 30, 2001, the Company is in default on four of its financial covenants under the Long Reach Credit Agreement, as amended, for which no waiver has been received. As a result, the bank can demand payment of this debt at anytime. As a result of the defaults, all amounts owing to the bank are classified as current at June 30, 2001. On July 31, 2001, Long Reach signed Amendment Four to the Long Reach Credit Agreement which (i) reduced the revolving credit loan commitment from $10,000 to $8,000, (ii) granted a one-time over advance of $350 to Long Reach which is due and payable on demand by the bank at any time, (iii) deferred the August payment of interest totaling $55 from August 1 to August 15, 2001, and
(iv) deferred the August payment of principal on the term loan of $60 to March 31, 2002, the term loan maturity date.

The $3,153 notes payable to stockholders were recorded at a discount at the Long Reach Merger date and interest was imputed at 6% using the interest method to reflect an effective interest rate over the life of the notes. On March 16, 2001 the annual rate of interest on the notes payable to stockholders increased from 6% to 10% effective January 1, 2001.

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

The Blue Giant credit agreement includes a revolving credit loan with a commitment of $4,622, subject to borrowing base availability and other items, and term loans of $1,391 and $385, respectively (the "Blue Giant Credit Agreement"). Borrowings under the Blue Giant Credit Agreement accrue interest at the bank's prime rate (6.25% at June 30, 2001) plus 0.625% or 1.0% for the revolving credit agreement and the term loans, respectively. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is reviewed on an annual basis. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. In addition, the Blue Giant Credit Agreement contains certain financial and operating covenants. At June 30, 2001, the borrowing base availability for the revolving credit loan was determined to be $3,698, of which Blue Giant had utilized $3,589. At December 30, 2000, the Company was in default on one of its financial covenants under

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


the Blue Giant Credit Agreement. On March 23, 2001, the bank issued an amendment to the Blue Giant Credit Agreement, which included a waiver that effectively cured these defaults and amended certain debt covenants. The Company is also in default with certain financial covenants under the Blue Giant Credit Agreement at June 30, 2001, for which no waiver has been received. As a result, the bank can demand payment of this debt at anytime. As a result of the defaults, all amounts owing to the bank are classified as current at June 30, 2001.

(6)      ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In February 2000, the Company acquired Long Reach and recorded goodwill of approximately $7,500. Since being acquired by the Company in February
2000, Long Reach has recorded operating losses. As a result of Long Reach's slower than expected ability to restore customer confidence in its manufacturing capabilities and a downturn in the lift truck industry, Long Reach continued to operate at a loss for the quarter ended June 30, 2001. The combination of these events triggered an impairment review of Long Reach's long-lived assets, including goodwill. A revised operating plan has been developed including the possible sale of under-performing assets. The revised business plan provided the basis for measurement of an asset impairment charge for the three months ended June 30, 2001. The Company compared the expected undiscounted cash flows from the revised business plan to the carrying value of the long-lived assets, including goodwill, noting that the carrying value of the long-lived assets exceeded the expected undiscounted cash flows. The impairment was determined by comparing the present value of the expected cash flows to the carrying value of the long-lived assets. Accordingly, in the three months ended June 30, 2001, the Company recorded an asset impairment charge of $1,843 for impairment of Long Reach goodwill. This impairment is based on the estimated cash flows derived from the business plan that exists as of June 30, 2001. Failure to achieve these expected cash flow projections in future periods, or changes in the business plan could have a negative impact on the Company and could result in further write-downs of the Company's long-lived assets.

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

Restructuring expenses of $746 were recorded in the fourth quarter of fiscal 2000. Involuntary termination benefits represented $639 of the total restructuring charge. The remaining $107 represented costs incurred to manage the closing process and prepare the facility for exit. As of June 30, 2001, all amounts had been paid.

(7)      DIVESTITURE OF SUBSIDIARY

On June 1, 2001, the Company sold 100 percent of the shares of stock of Long Reach Brudi Pacific Pty Ltd, Long Reach's Australian subsidiary, for approximately $707 in cash and a $76 note receivable. The note receivable will be collected over four years. As a result of the sale, the Company recorded a loss on sale of foreign subsidiary totaling $1,097, including $126 realized foreign currency translation loss, and $700 of goodwill that was allocated to this subsidiary in the Long Reach Merger based on the relative fair value of the net assets acquired at the date of acquisition.

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

(8)      CUMULATIVE CONVERTIBLE PREFERRED STOCK

On March 16, 2001, the Company issued 944,508 shares (12% of the Company's fully diluted capitalization) of 10% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). Proceeds of approximately $2,875, net of offering costs, were used for working capital and other general corporate purposes (the "Preferred Stock Investment"). The initial liquidation preference is approximately $3.18 per share. The excess of the liquidation preference over the carrying value is being accreted quarterly over a seven-year period ending March 1, 2008, by direct charge to accumulated deficit. Dividends on the Series B Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. All of the Series B Preferred Stock shall be convertible at any time at the election of the holder into a unit (a "Conversion Unit") consisting of (i) one share of 10% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and (ii) that number of shares of common stock determined by dividing an amount equal to approximately $3.18 by an amount equal to the adjusted conversion price. The intrinsic value of the beneficial conversion feature is $3,000 and is being accreted ratably over the seven-year period ending March 1, 2008. The intrinsic value of the beneficial conversion feature accreted for the period ended June 30, 2001 amounted to $143. Dividends on the Series C Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. At June 30, 2001, none of the Series B Preferred Stockholders had exercised the conversion rights. The Series B Preferred Stock and Series C Preferred Stock are equal with respect to dividend and liquidation rights and are senior to all other equity securities. All of the Series C Preferred Stock shall be redeemed on the earlier of (i) a qualified public offering, (ii) March 1, 2008 or (iii) a sale, merger or other change of control event. As a result of the redemption feature, the Series B Preferred Stock is excluded from permanent equity.

(9)      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. The accretion of the intrinsic value of the beneficial conversion feature has increased the loss attributable to common stockholders in the calculation of earnings (loss) per share. If applicable, diluted income per share is determined on the assumption that outstanding dilutive stock options, warrants and convertible preferred stock have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

At June 30, 2001 and July 1, 2000, 130,146 and 5,630 shares subject to stock options, respectively, and 1,201,175 shares subject to stock warrants were not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive. At June 30, 2001, 944,508 issued shares of Series B Preferred Stock were not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive.

(10)     CONTINGENCIES AND COMMITMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three month and six month periods ended June 30, 2001 and July 1, 2000. This discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein and the Company's Annual Report on Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended December 30, 2000. See also "Forward-Looking Statements" below.

         The dollar amounts reported in this Part I, Item 2, are reported in thousands.

Results Of Operations

         During the first half of 2001, the Company experienced incoming new order bookings rates that were significantly lower than expected. New order bookings were lower than expectations by 10% to 21% in each of the Company's operating subsidiaries. The Company believes that the lower-than-expected bookings are a result of both the fact that it has taken Long Reach longer than the Company expected to restore customer confidence in its manufacturing capabilities and the uncertainty in the overall business economy and the resulting reduction in capital spending for machinery and equipment by manufacturing and distribution companies. The Company follows forklift industry data provided by the International Truck Association (ITA) in order to track industry sales in North America. The ITA reported that orders for new forklifts booked in the first half of 2001 were 41% less than orders booked during the comparable period in 2000. Both the Long Reach and Presto Lifts operations have been significantly negatively impacted by this decline. If booking rates remain lower than expected in the second half of 2001, this could have an adverse effect on the Company's operating results and financial performance. Such effect could further adversely affect carrying values of certain assets such as goodwill.

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

         Results for the six months ended July 1, 2000, include the operating results of Long Reach for the period February 24, 2000 through July 1, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through July 1, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

         The Company generated net sales of $13,843 and $28,953 and net losses of $6,040 and $8,217 for the three months and six months ended June 30, 2001, respectively, compared with net sales of $10,243 and $13,898 and net losses of $1,019 and $1,011 for the comparable periods in 2000. For the three months and six months ended June 30, 2001, gross profit represented 10.1% and 12.9% of net sales, respectively, and selling, general and administrative expenses represented 29.1% and 28.3% of net sales, respectively. For the three months and six months ended July 1, 2000, gross profit represented 18.6% and 21.3% of net sales, respectively, and selling, general and administrative expenses represented 26.7% and 27.2% of net sales, respectively.

         During the three months and six months ended June 30, 2001, the increase in net sales, cost of sales, and selling, general and administrative expenses over the corresponding period of the prior year is the result of the Company's acquisitions of Long Reach on February 23, 2000, the Company's acquisition of Presto Lifts on May 16, 2000 and its acquisition of Blue Giant on November 10, 2000 (each of whose results were included for the entire six month period in 2001). The decline in gross profit % is attributable to lower than expected net sales in the three months and six months ended June 30, 2001. Since the Company had not anticipated the extent of the sales decline, fixed expenses were not reduced enough to maintain gross profit %. See comments above regarding ITA orders booked.

         Interest expense for the three months and six months ended June 30, 2001 was $421 and $862 compared to $313 and $412 for the three months and six months ended July 1, 2000, respectively. The increase is due to additional borrowing incurred as a result of the Long Reach, Presto Lifts and Blue Giant acquisitions. Other income (loss), net was ($6) and $151 for the three months and six months ended June 30, 2001, respectively, as compared to $128 and $260 for the three months and six months ended July 1, 2000, respectively. Other income for the six months ended June 30, 2001 results substantially from foreign currency transaction gains recognized by Blue Giant while other income for the three months and six months ended July 1, 2000 results from investment of excess cash on hand.

         On June 1, 2001, the Company sold its subsidiary located in Adelaide, Australia for $783 and recognized a loss of $1,097. See footnote 7 to the condensed consolidated unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

         In the three months ended June 30, 2001, the Company recorded a $1,843 impairment of goodwill. See footnote 5 to the condensed consolidated unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

Liquidity and Capital Resources

         At June 30, 2001, the Company owed $11,005 under its revolving credit facilities and $3,916 under its term loan facilities. Long-term debt outstanding at June 30, 2001 consisted of $3,153 of notes payable to stockholders.

         In connection with its acquisition of Long Reach (the "Long Reach Merger"), the Company assumed (and subsequently refinanced) Long Reach's indebtedness to its lender in the amount of $10,921. Long Reach's credit agreement (the "Long Reach Credit Agreement"), which includes a revolving credit loan and a term loan, imposes financial and operating covenants on Long Reach. Except as specifically permitted under the terms of the credit agreement, Long Reach is prohibited from borrowing money, guaranteeing loans or permitting liens to be placed on its assets. Long Reach is restricted in its ability to enter into certain types of transactions, such as mergers, may not sell a substantial portion of its assets and, unless specifically permitted by the credit agreement, may not acquire substantially all of the assets of another party. Long Reach is prohibited from declaring cash dividends (other than to the Company in an amount equal to its income tax liability) and, in addition, the credit agreement requires Long Reach to maintain certain financial ratios, including a leverage ratio and a minimum fixed charge coverage ratio. Also, Long Reach must maintain a minimum level of net worth and is limited in the amount of net losses it can sustain during specified periods. On March 31, 2001, the Long Reach Credit Agreement was amended. As part of this amendment, effective April 1, 2001, the due date of the Long Reach Credit Agreement was advanced from March 31, 2003 to March 31, 2002. As a result of this amendment, the Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished.

         At June 30, 2001, the Company is in default on four of its financial covenants under the Long Reach Credit Agreement, for which no waivers have been received. As a result, the bank can demand payment of this debt at anytime. As a result of the defaults, all amounts owing to the bank are classified as current at June 30, 2001. On July 31, 2001, Long Reach signed Amendment Four to the Long Reach Credit Agreement which (i) reduced the revolving credit loan commitment from $10,000 to $8,000, (ii) granted a one-time over advance of $350 to Long Reach which is due and payable on demand by the bank at any time, (iii) deferred the August payment of interest totaling $55 from August 1 to August 15, 2001, and (iv) deferred the August payment of principal on the term loan of $60 to March 31, 2002, the term loan maturity date. A copy of this amendment has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-QSB.

         In connection with its acquisition of Blue Giant, the Company assumed and incurred approximately $5,000 of debt secured by Blue Giant's inventory and assets. The terms of the Blue Giant credit agreement (the "Blue Giant Credit Agreement"), as amended on March 23, 2001, impose financial and operating covenants on Blue Giant, including a ratio of total debt to net worth, a ratio of senior debt to earnings, and limiting capital expenditures and corporate distributions. The Company is in default with certain covenants under the Blue Giant Credit Agreement at June 30, 2001, for which no waivers have been received. As a result, the bank can demand payment of this debt at anytime. As a result of the defaults, all debt under this credit agreement has been classified as current at June 30, 2001. Management believes that third quarter, 2001 Blue Giant operating results will remedy the covenant defaults under the Blue Giant Credit Agreement; however, there can be no assurance that such defaults will be remedied.

         The Company has negative working capital of $3,412 at June 30, 2001. The Company forecasts that it will need to raise additional funds to meet the capital expenditures and operating needs included in its business plan for 2001. The Company is actively seeking to raise these funds and is exploring various alternatives to address its short-term and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its business plan, sales of assets, or a combination of the foregoing. Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short-term and long-term capital needs. These factors include the willingness of the holders of the debt securities and the banks to agree to any restructuring of the Company's indebtedness that the Company may seek; the availability of sufficient additional financing on terms acceptable to the Company; and prevailing and perceived economic conditions, both in general and with respect to the Company's industry. In addition to its estimated 2001 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on its Long Reach Credit Agreement, which matures on March 31, 2002.

         The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While management currently believes it will obtain additional funds, there can be no assurance that additional capital will be available to the Company on terms that comply with the Company's credit agreements and indebtedness or on terms that management finds acceptable. There can be no assurance that the Company's lenders will not take action to enforce their rights under the credit agreements or that the Company will be able to generate sufficient cash flow or obtain sufficient additional financing to meet its debt service requirements, or continue to operate as a going-concern.

         Net cash used in operating activities was $2,894 for the six months ended June 30, 2001, compared with $2,525 for the six months ended July 1, 2000. The net loss for the six months ended June 30, 2001 of $8,217 ($4,275 net of non-cash expenses), was partially offset by a reduction in working capital components for such period of $1,381. During the six months ended July 1, 2000, use of cash in operating activities includes the net loss of $1,011 ($574 net of non-cash expenses), combined with an increase in the Company's working capital components of $1,951 substantially due to a $1,175 reduction in payables as the Company brought suppliers payables current and a $475 decrease in accruals related to the Long Reach Merger.

         Net cash provided by (used in) investing activities was $328 for the six months ended June 30, 2001, compared with ($13,343) for the six months ended July 1, 2000. The cash provided by investing activities in 2001 results substantially from $707 cash proceeds from the sale of the Adelaide, Australia subsidiary while the usage in 2000 reflects primarily the acquisitions of Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000.

         Net cash provided by financing activities was $1,905 for the six months ended June 30, 2001, as compared to $9,740 for the six months ended July 1, 2000. Net cash provided by financing activities for the six months ended June 30, 2001 reflects primarily the issuance of 10% Series B Cumulative Convertible Preferred Stock for net cash proceeds of $2,875 offset by a net decrease in the Company's borrowings of $628 and a $342 reduction in the bank overdraft payable during the period. Net cash provided by financing activities for the six months ended July 1, 2000 reflects the issuance of Common Stock of $8,000 in connection with the 1999 Private Placement and an increase in borrowings of $2,488 to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period.

         Cash received from the issuance of Common Stock was $8,000 for the six months ended July 1, 2000. Issuance of Common Stock for the six months ended April 1, 2000 reflects the Company's private placement of 916,667 shares of its Common Stock at $6.00 per share and the exercise of a first call option pursuant to which a stockholder purchased 500,000 shares of Common Stock at an exercise price of $5.00 per share, each on February 23, 2000. In the six months ended July 1, 2000, the Company also issued 500,000 shares of its Common Stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000.

         Cash received from the issuance of Preferred Stock was $2,875, net of offering costs, for the six months ended June 30, 2001, which reflects the Company's private placement of 944,508 shares of its 10% Series B Cumulative Convertible Preferred Stock on March 16, 2001. As a result of losses incurred in the year ended December 30, 2000, it was necessary for the Company to raise additional funds for working capital and general business purposes of the Company and its subsidiaries during the first half of 2001.

         Capital expenditures for property, plant and equipment, net, totaled $452 for the six months ended June 30, 2001. Total capital expenditures are currently expected to aggregate $917 for fiscal 2001.

Quantitative And Qualitative Disclosures

         Market Risk. The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative instruments. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

         Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased the Company's net loss for the three months and six months ended June 30, 2001 by approximately $37 and $75, respectively. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. As of June 30, 2001, the Company had foreign operations in Canada. The translation adjustment during the six months ended June 30, 2001 was a loss of $28, which was recognized in accumulated other comprehensive loss in the consolidated balance sheet included herein.

Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective December 30, 2001. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of June 30, 2001, the Company has unamortized goodwill in the amount of $11,964 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $469 and $385 for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Form 10-QSB that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified, without limitation, by use of the words "forecasts," "expects," "anticipates," "believes," "estimates," "intends" and similar expressions. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and may include trend information. Readers are cautioned not to place undue reliance on any such forward-looking statements.

Part II:  Other Information

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         As of June 30, 2001, the Company was in default with certain financial covenants under the credit agreements to which Long Reach and Blue Giant are party. See Notes 2 and 5 to condensed consolidated unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-QSB.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on May 4, 2001. Record shareholders of the Company's Common Stock and 10% Series B Cumulative Convertible Preferred Stock at the close of business on March 16, 2001 were entitled to vote at the annual meeting.

         The following six directors were elected to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified: Anand Sharma, William A. Schwartz, Rainer H. Bosselmann, Daniel
A. Levinson, Herbert E. Brown and Michael R. Stone. The number of shares voted in favor of each of the nominees for director was 4,047,369, which represented a majority of the outstanding voting stock of the Company. 190,073 shares were voted to withhold approval of each nominee for director.

         The shareholders also voted to ratify the selection of KPMG LLP as independent accountants of the Company for the fiscal year ending December 30, 2001. 4,097,382 shares were voted in favor of such proposal, representing a majority of the outstanding voting stock of the Company. 140,030 votes were cast against this proposal; 30 votes were cast to abstain.

         The shareholders voted to approve the Company's adoption of its 2000 Stock Option Plan. 4,017,342 shares were voted in favor of such proposal, representing a majority of the outstanding voting stock of the Company. 195,068 votes were cast against this proposal; 25,032 votes were cast to abstain.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

         Exhibit No.       Description
         -----------       -----------

         10.1 Amendment Four to Loan and Security Agreement, dated as of July 31, 2001, between Long Reach, Inc. and Bank One, NA, f/k/a Bank One, Texas, N.A.

         (b)      REPORTS ON FORM 8-K

                  None.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TBM HOLDINGS INC.


Date:  August 14, 2001                  By: /s/ Patrick H. Peyton
                                            -----------------------------------
                                            Patrick H. Peyton,
                                            Chief Financial Officer and Vice
                                            President-Finance
                                            (Principal Financial Officer)