Form 10QSB
period 2001-09-29
TBM HOLDINGS INC
filed 2001-11-13
CIK 824109

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 2001.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission File Number 0-18707


                                TBM HOLDINGS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                FLORIDA                                  59-2824411
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                                 136 MAIN STREET
                           WESTPORT, CONNECTICUT 06880
                    (Address of Principal Executive Offices)

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

                                [ X ] Yes [ ] No

      The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 10, 2001, was 5,595,089.


      Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                                TBM HOLDINGS INC.

                                TABLE OF CONTENTS

Part I:   Financial Information

          Item 1.  Consolidated Financial Statements

          Condensed Consolidated Unaudited Balance Sheets
          at September 29, 2001 and December 30, 2000 .........................2

          Condensed Consolidated Unaudited Statements of Operations
          for the three months and nine months ended September 29, 2001 and September 30, 2000...............................................3

          Condensed Consolidated Unaudited Statement of Stockholders'
          Equity and Comprehensive Loss for the nine months ended
          September 29, 2001...................................................4

          Condensed Consolidated Unaudited Statements of Cash Flows for the nine months ended September 29, 2001 and September 30, 2000..5

          Notes to Condensed Consolidated Unaudited Financial Statements.......6

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16

Part II:  Other Information

          Item 1. Legal Proceedings...........................................22

          Item 2. Changes in Securities and Use of Proceeds...................22

          Item 3. Defaults Upon Senior Securities.............................22

          Item 4. Submission of Matters to a Vote of Security Holders.........22

          Item 5. Other Information...........................................22

          Item 6. Exhibits and Reports on Form 8-K............................23

Signatures....................................................................24

                                                   PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 TBM HOLDINGS INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
                                           (In thousands, except share and per share data)


                                                                     SEPTEMBER 29,   DECEMBER 30,
                                                                         2001           2000
                                                                     -------------   ------------
                    ASSETS
Current assets:
      Cash and cash equivalents                                          $    226      $  1,833
      Trade accounts receivable, net                                        9,228        12,182
      Inventories, net                                                      8,803        10,211
      Prepaid expenses and other receivables                                  190           252
                                                                         --------      --------
          Total current assets                                             18,447        24,478
      Property, plant and equipment, net                                    8,208        10,248
      Goodwill and other intangibles, net                                  10,226        15,085
      Other assets                                                            236           357
                                                                         --------      --------
          Total assets                                                   $ 37,117      $ 50,168
                                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Trade accounts payable                                             $  6,681      $  5,877
      Current portion of long-term liabilities                             12,372         4,983
      Accrued expenses                                                      2,922         3,543
      Bank overdraft payable                                                  254         1,329
                                                                         --------      --------
          Total current liabilities                                        22,229        15,732

Revolving credit loan, excluding current portion                               --         7,247

Long-term debt, excluding current portion                                   4,691         6,472

Series B Cumulative convertible redeemable preferred stock,
      $.001 par value.  Authorized 2,000,000 shares; 944,508 shares issued and outstanding at September 29, 2001.  Aggregate
      liquidation preference of $3,163 at September 29, 2001                3,050            --

Stockholders' equity:
      Common stock, $.001 par value.  Authorized
          10,000,000 shares; 5,595,089 shares issued and outstanding            6             6
      Additional paid-in capital                                           42,513        42,262
      Accumulated other comprehensive income (loss) - foreign
          currency translation adjustments                                     17          (100)
      Accumulated deficit                                                 (35,389)      (21,451)
                                                                         --------      --------
          Total stockholders' equity                                        7,147        20,717

Commitments and contingencies                                            --------      --------
          Total liabilities and stockholders' equity                     $ 37,117      $ 50,168
                                                                         ========      ========

         See accompanying notes to condensed consolidated unaudited financial statements.


                                                 TBM HOLDINGS INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                                           (In thousands, except share and per share data)


                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                              ------------------------------    ------------------------------
                                              SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,
                                                  2001             2000             2001             2000
                                              -------------    -------------    -------------    -------------

Net sales                                     $    12,644      $    11,941      $    41,597      $    25,839
Cost of sales                                      11,361           10,240           36,579           21,181
                                              ------------     ------------     ------------     ------------
         Gross profit                               1,283            1,701            5,018            4,658

Selling, general and
         administrative expenses                    3,358            3,312           11,554            7,097
Loss on sale of foreign subsidiary                     --               --            1,097               --
Loss on impairment of assets                        2,836               --            4,679               --
                                              ------------     ------------     ------------     ------------
         Operating loss                            (4,911)          (1,611)         (12,312)          (2,439)
Interest expense                                     (396)            (330)          (1,258)            (742)
Other income, net                                      28               37              179              297
                                              ------------     ------------     ------------     ------------
         Loss before income taxes                  (5,279)          (1,904)         (13,391)          (2,884)
Income tax expense                                     16               13              121               44
                                              ------------     ------------     ------------     ------------
         Net loss                                  (5,295)          (1,917)         (13,512)          (2,928)
Convertible preferred stock dividends and
         beneficial conversion feature
         accretion                                    195               --              426               --
                                              ------------     ------------     ------------     ------------
         Net loss available to
         common stockholders                  $    (5,490)     $    (1,917)     $   (13,938)     $    (2,928)
                                              ============     ============     ============     ============

Basic and diluted loss per share:             $     (0.98)     $     (0.42)     $     (2.49)     $     (0.71)
                                              ============     ============     ============     ============
Weighted average shares outstanding             5,595,089        4,517,667        5,595,089        4,110,733
                                              ============     ============     ============     ============

                          See accompanying notes to condensed consolidated unaudited financial statements.

                                                                  3

                                                 TBM HOLDINGS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                                           (In thousands)


                                                                                         Accumulated
                                                           Common Stock      Additional     Other
                                                        -------------------    Paid-in   Comprehensive   Accumulated
                                                         Shares     Amount     Capital   Income (Loss)     Deficit         Total
                                                        ---------  --------  ----------  --------------  -----------    -----------

Balances, December 30, 2000                                5,595   $    6    $ 42,262    $      (100)    $   (21,451)   $   20,717
  Comprehensive loss:
     Net loss                                                 --       --         --              --         (13,512)      (13,512)
     Foreign currency translation adjustments                 --       --         --              (9)             --            (9)
     Reclassification adjustment - realized
      foreign currency translation loss
      on sale of subsidiary                                   --       --         --             126              --           126
                                                                                                         -----------    ----------
     Total comprehensive loss                                                                                              (13,395)
                                                                                                                        ----------


     Intrinsic value of beneficial conversion feature         --       --        251              --            (251)           --
     Convertible preferred stock dividends                    --       --         --              --            (175)         (175)
                                                        ---------  --------  ----------  -----------       --------     ----------
Balances, September 29, 2001                               5,595   $    6    $ 42,513    $        17     $   (35,389)     $  7,147
                                                        =========  ========  ==========  ===========     ===========    ==========





                           See accompanying notes to condensed consolidated unaudited financial statements

                                                                  4

                                                 TBM HOLDINGS INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                     NINE MONTHS ENDED
                                                                               ----------------------------
                                                                               SEPTEMBER 29,  SEPTEMBER 30,
                                                                                    2001          2000
                                                                               -------------  -------------
Cash flows from operating activities:
     Net loss                                                                   $(13,512)     $ (2,928)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 1,466           867
     Loss on sale of foreign subsidiary                                            1,097            --
     Loss on impairment of assets                                                  4,679            --
Changes in working capital components                                              4,035        (1,560)
                                                                                ---------     ---------
          Net cash used in operating activities                                   (2,235)       (3,621)
                                                                                ---------     ---------
Cash flows from investing activities:
     Capital expenditures for property, plant and equipment, net                    (487)         (247)
     Payment for acquisition of businesses, net of cash acquired                      --       (13,394)
     Proceeds from sale of foreign subsidiary                                        707            --
     Proceeds from sale of fixed assets                                              252            --
                                                                                ---------     ---------
          Net cash provided by (used in) investing activities                        472       (13,641)
                                                                                ---------     ---------
Cash flows from financing activities:
     Change in bank overdraft payable                                             (1,075)         (519)
     Net borrowings (payments) under revolving credit loan                        (1,207)        2,196
     Borrowings under long-term debt                                                 233            --
     Payments on long-term debt                                                     (663)           --
     Issuance of redeemable preferred stock, net of offering costs                 2,875            --
     Issuance of common stock                                                         --         8,000
                                                                                ---------     ---------
          Net cash provided by financing activities                                  163         9,677
          Effect of foreign currency translation on cash                              (7)          (21)
                                                                                ---------     ---------
          Net decrease in cash                                                    (1,607)       (7,606)
Cash and cash equivalents, beginning of period                                     1,833        12,064
                                                                                ---------     ---------
Cash and cash equivalents, end of period                                        $    226      $  4,458
                                                                                =========     =========
Supplemental cash flow disclosure:
     Cash paid for interest                                                     $  1,005      $    736
     Cash paid for income taxes                                                 $     45      $    106

Supplemental non cash disclosure:
     Common stock issued for acquisition                                        $     --      $  3,000
     Note receivable from sale of foreign subsidiary                            $     76      $     --
     Dividends on preferred stock                                               $    175      $     --


                          See accompanying notes to condensed consolidated unaudited financial statements.

                                                                  5

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


(1) GENERAL; DESCRIPTION OF BUSINESS; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The condensed consolidated financial statements included herein have been prepared by TBM Holdings Inc. (the "Company"), without audit, pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company's most recently audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 30, 2000.

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

Depreciation of property, plant and equipment is calculated on the straight-line method, based on the estimated useful lives of the various assets, as follows:

                                                          Life
                                                          ----------
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

FOREIGN CURRENCY GAINS AND LOSSES

The foreign-owned assets and liabilities of the Company have been translated to United States dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Income
(Loss)" in the Condensed Consolidated Unaudited Statement of Stockholders' Equity and Comprehensive Loss. Foreign currency transaction gains and losses are included in the Condensed Consolidated Unaudited Statements of Operations as they occur.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at discrete points in time based upon relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its revolving credit loans and long-term debt approximate the fair value of such items at September 29, 2001.

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

As of September 29, 2001, the Company has unamortized goodwill in the amount of $10,019 which will be subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was $469 and $542 for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS
144) which the Company is required to adopt effective December 30, 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The impact, if any, of SFAS 144, on the financial position or results of operations has not yet been determined.

(2)   LIQUIDITY

The Company's business is capital intensive and requires substantial amounts of liquidity, principally for working capital requirements, debt service, the acquisition and integration of new businesses and the development of new products. To date, the Company has funded operating losses and capital expenditures with funds raised during 1999 and 2000 through private placements of common stock, the issuance of preferred stock in March 2001, and borrowings on its revolving lines of credit. Most recently, on March 16, 2001, the Company raised $2,875, net of offering costs, from the issuance of its Series B Preferred Stock (see note 8). Management projects that the Company will require significant additional funds for the continued implementation of its business plan, including capital expenditures and debt service requirements for the remainder of 2001 and beyond.

At September 29, 2001, the Company had negative working capital of $3,782. As of September 29, 2001, Long Reach was in default of four of its financial covenants under the Long Reach Credit Agreement (as defined in note 5). These defaults occurred during the second quarter of 2001. On September 9, 2001, Long Reach and its lender modified the terms of the Long Reach Credit

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Agreement. Pursuant to these modifications, the lender agreed not to demand repayment of the amounts outstanding under the Long Reach Credit Agreement before January 31, 2002, unless a new event of default occurs or the Company does not sell certain assets by certain specified dates. These modifications also included (i) a reduction in the revolving credit loan commitment from $8,000 to $6,750 and $3,500 on September 30, 2001 and December 29, 2001,
respectively, (ii) a suspension in principal payments on the term loan until the earlier of March 31, 2002 or the date of a demand for repayment of the debt, and
(iii) an increase in the one-time over advance from $350 to $700. This over advance is due and payable on demand by the bank at any time. All amounts owing to the bank are classified as current as of September 29, 2001. As of September 29, 2001, Long Reach was in compliance with its obligations under the modifications to the Long Reach Credit Agreement. However, no assurance can be given that Long Reach will be able to continue to comply with its obligations under such modifications or the Long Reach Credit Agreement.

The Company forecasts that it will need to raise additional funds to meet the capital expenditures and operating needs included in its business plan for 2001. The Company is actively seeking to raise these funds and is exploring various alternatives to address its short-term and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its business plan, sales of assets, or a combination of the foregoing. Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short-term and long-term capital needs. These factors include the willingness of the holders of the Company's debt securities and the banks to agree to any restructuring of the Company's indebtedness that the Company may seek; the availability of sufficient additional financing on terms acceptable to the Company; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance. In addition to its estimated 2001 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on the revolving credit loan under the Long Reach Credit Agreement, which matures on March 31, 2002. No assurance can be given that the Company will be able to raise additional funds on terms acceptable to the Company, or at all.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See also "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-QSB.

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

Results for the nine months ended September 30, 2000 include the operating results of Long Reach for the period February 24, 2000 through September 30, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through September 30, 2000.

Set forth below is certain unaudited summary pro forma combined financial data of the Company for the nine months ended September 30, 2000, based upon historical information that has been adjusted to reflect the Long Reach Merger, the Lee Engineering Acquisition and the Blue Giant Acquisition as if such transactions occurred at January 1, 2000. The unaudited summary pro forma combined financial data is based upon certain assumptions and estimates, and therefore does not purport to be indicative of the results that would have been obtained had the transactions been completed as of such date or indicative of future results of operations and financial position.

              Unaudited Summary Pro Forma Combined Financial Data

                                                      Nine months ended
                                                      September 30, 2000
                                                      ------------------
     Net sales                                              $   54,895
     Net loss                                               $   (4,186)
                                                            ===========
     Basic and diluted loss
        per share                                           $     (0.82)
                                                            ===========
     Basic and diluted weighted average
         shares outstanding                                   5,132,350
                                                            ===========


(4)   INVENTORIES, NET

Inventory costs at September 29, 2001 and December 30, 2000 are summarized as follows:

                                  September 29, 2001      December 30, 2000
                                  ------------------      -----------------
     Raw materials                     $ 5,606                $ 5,878
     Work in process                     1,305                  1,512
     Finished goods                      1,892                  2,821
                                       -------                -------
           Total inventories           $ 8,803                $10,211
                                       =======                =======

(5)   LONG-TERM DEBT AND REVOLVING CREDIT LOANS

Long-term debt at September 29, 2001 and December 30, 2000 is summarized as follows:


                                                              September 29, 2001   December 30, 2000
                                                              ------------------   -----------------

     Note payable to bank, interest due in monthly
      installments at the lender's prime rate plus
      2.0%, principal due March 31, 2002                         $ 2,080               $ 2,500
     Note payable to bank, due in monthly installments


                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



      of $6 plus interest at the lender's prime rate
      plus 1.0%, with final payment due
      November 1, 2020                                             1,317                 1,442
     Note payable to bank, due in monthly installments
      of $11 plus interest at the lender's prime rate
      plus 1.0%, with final payment due May 1, 2004                  338                   456
     Notes payable to stockholders, interest at 10%
      through February 23, 2004, and Senior Debt Rate
      plus 2% thereafter until maturity on
      February 23, 2005                                            3,232                 3,000
     Long Reach revolving credit loan (see below)                  6,849                 7,247
     Blue Giant revolving credit loan (see below)                  3,247                 4,057
                                                                  ------                ------

      Total long-term debt                                        17,063                18,702
     Less current portion                                         12,372                 4,983
                                                                  ------               -------

        Long-term debt, excluding current portion               $  4,691               $13,719
                                                                ========               =======

The Long Reach credit agreement includes a revolving credit loan with a commitment of $6,750, subject to borrowing base availability and other items, and a term loan of $2,080(the "Long Reach Credit Agreement").

Borrowings under the Long Reach Credit Agreement accrue interest at the bank's prime rate (6.00% at September 29, 2001) plus 2%. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is due and payable on March 31, 2002. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. A closing fee of $125 was payable to the bank at the time of entering into the Long Reach Credit Agreement in connection with the Long Reach Merger.

The Long Reach Credit Agreement also provides that interest on the term loan is paid monthly and that principal will be paid in full on March 31, 2002. The Company is required to meet certain financial covenants as defined in the Long Reach Credit Agreement. The Company will be required to refinance its Long Reach debt by March 31, 2002. There can be no assurance that this refinancing can be accomplished on terms acceptable to the Company or at all.

As of September 29, 2001, Long Reach was in default of four of its financial covenants under the Long Reach Credit Agreement. These defaults occurred during the second quarter of 2001. On September 9, 2001, Long Reach and its lender modified the terms of the Long Reach Credit Agreement. Pursuant to these modifications, the lender agreed not to demand repayment of the amounts outstanding under the Long Reach Credit Agreement before January 31, 2002, unless a new event of default occurs or the Company does not sell certain assets by certain specified dates. These modifications also included (i) a reduction in the revolving credit loan commitment from $8,000 to $6,750 and $3,500 on September 30, 2001 and December 29, 2001, respectively, (ii) a suspension in principal payments on the term loan until the earlier of March 31, 2002 or the date of a demand for repayment of the debt, and (iii) an increase in the one-time over advance from $350 to $700. This over advance is due and payable on demand by the bank at any time. All amounts owing to the bank are classified as current as of September 29, 2001. As of September 29, 2001, Long Reach was in compliance with its obligations under the modifications to the Long Reach Credit Agreement. However, no assurance can be given that Long Reach will be able to continue to comply with its obligations under such modifications or the Long Reach Credit Agreement.

At September 29, 2001, the borrowing base availability for the revolving credit loan was determined to be $6,453, of which the Company had utilized $6,849, including a $396 over advance.

The $3,232 notes payable to stockholders were recorded at a discount at the Long Reach Merger date and interest was imputed at 6% using the interest method to reflect an effective interest rate over the life of the notes. On March 16,

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


2001 the annual rate of interest on the notes payable to stockholders increased from 6% to 10% effective January 1, 2001.

The notes payable to stockholders and the Long Reach term loan and revolving credit loan are secured by liens on substantially all of the assets of Long Reach and Presto Lifts. In addition, the Long Reach Credit Agreement contains various restrictions, including restrictions relating to entering into certain activities, payment of dividends, investments, capital leases and purchases and sales of assets. The Long Reach Credit Agreement also requires Long Reach to comply with certain financial ratios and minimum levels of working capital.

The Blue Giant credit agreement includes a revolving credit loan with a commitment of $4,117, subject to borrowing base availability and other items, and term loans of $1,317 and $338, respectively (the "Blue Giant Credit Agreement"). Borrowings under the Blue Giant Credit Agreement accrue interest at the bank's prime rate (5.25% at September 29, 2001) plus 0.625% to 1.25% under differing circumstances for the revolving credit agreement and 1.0% for the term loans. Subject to borrowing base limitations calculated on eligible inventory and accounts receivable, the revolving credit loan is reviewed on an annual basis. Additionally, a one-quarter percent fee per annum is paid to the bank for the unused portion of the revolving loan commitment. In addition, the Blue Giant Credit Agreement contains certain financial and operating covenants. At September 29, 2001, the borrowing base availability for the revolving credit loan was determined to be $3,609, of which Blue Giant had utilized $3,247. At June 30, 2001, the Company was in default with certain financial covenants under the Blue Giant Credit Agreement. On September 26, 2001, the bank issued an amendment to the Blue Giant Credit Agreement, which included a waiver that effectively cured the default and amended certain debt covenants. In addition, the amendment reduced the revolving loan commitment to $4,117 and revised the rate at which interest accrues on the revolving loan to the bank's prime rate plus 0.625% to 1.25% under differing circumstances. At September 29, 2001, the Company is in compliance with the revised covenants.

(6)    ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In February 2000, the Company acquired Long Reach and recorded goodwill of approximately $7.5 million. Since being acquired by the Company in February 2000, Long Reach has recorded operating losses. As a result of Long Reach's slower than expected ability to restore customer confidence in its manufacturing capabilities due to problems associated with prior management's decision to acquire Brudi, Inc., and a downturn in the lift truck industry, Long Reach continued to operate at a loss for the quarter and the six months ended June 30, 2001. The combination of these events triggered an impairment review of Long Reach's long-lived assets, including goodwill at June 30, 2001. The Company compared the expected undiscounted cash flows from the business plan to the carrying value of the long-lived assets, including goodwill, noting that the carrying value of the long-lived assets exceeded the expected undiscounted cash flows. The impairment was determined by comparing the present value of the expected cash flows to the carrying value of the long-lived assets. As a result, the Company recorded an asset impairment of $1,843 in the three months ended June 30, 2001.

During the three months ended September 29, 2001, as a result of the continuing severe economic downturn, which was greater than the Company's expectations, a revised operating plan was developed, including the potential sale of under-performing assets. The revised projections provided the basis for measurement of an asset impairment charge for the three months ended September 29, 2001. Certain assets have been recorded at September 29, 2001 at the estimated fair value less costs to sell. For other under-performing assets the Company compared the expected undiscounted cash flows from the revised business plan to the carrying value of the long-lived assets, including goodwill, noting that

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


the carrying value of the long-lived assets exceeded the expected undiscounted cash flows. The impairment was determined by comparing the present value of the expected cash flows to the carrying value of the long-lived assets. Accordingly, in the three months ended September 29, 2001, the Company recorded an asset impairment charge of $2,836 for impairment of Long Reach long-lived assets. This impairment is based on the estimated cash flows derived from the business plan that exists as of September 29, 2001. Failure to achieve these expected cash flow projections in future periods, or changes in the business plan could have a negative impact on the Company and could result in further write-downs of the Company's long-lived assets.

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

Restructuring expenses of $746 were recorded in the fourth quarter of fiscal 2000. Involuntary termination benefits represented $639 of the total restructuring charge. The remaining $107 represented costs incurred to manage the closing process and prepare the facility for exit. As of September 29, 2001, all amounts had been paid.

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

(8)    CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 16, 2001, the Company issued 944,508 shares (12% of the Company's fully diluted capitalization) of 10% Series B Cumulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock"). Proceeds of approximately $2,875, net of offering costs, were used for working capital and other general corporate purposes (the "Preferred Stock Investment"). The initial liquidation preference is approximately $3.18 per share. The excess of the liquidation preference over the carrying value is being accreted quarterly over a seven-year period ending March 1, 2008, by direct charge to accumulated deficit. Dividends on the Series B Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. All of the Series B Preferred Stock shall be convertible at any time at the election of the holder into a unit (a "Conversion Unit") consisting of (i) one share of 10% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") and (ii) that number of shares of common stock determined by dividing an amount equal to approximately $3.18 by an amount equal to the adjusted conversion price. The intrinsic value of the beneficial conversion feature is $3,000 and is being accreted ratably over the seven-year period ending March 1, 2008. The intrinsic value of the beneficial conversion feature accreted for the nine months ended September 29, 2001 amounted to $251. Dividends on the Series C Preferred Stock are cumulative, compounding quarterly at a rate of 10% per annum. Accrued and unpaid dividends are payable in cash. At September 29, 2001, none of the Series B Preferred Stockholders had exercised the conversion rights. The Series B Preferred Stock and Series C

                       TBM HOLDINGS INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


Preferred Stock are equal with respect to dividend and liquidation rights and are senior to all other equity securities. All of the Series C Preferred Stock shall be redeemed on the earlier of (i) a qualified public offering, (ii) March 1, 2008 or (iii) a sale, merger or other change of control event. As a result of the redemption feature, the Series B Preferred Stock is excluded from permanent equity.

(9)    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. The accretion of the intrinsic value of the beneficial conversion feature and the accrual of preferred stock dividends have increased the loss attributable to common stockholders in the calculation of earnings (loss) per share. If applicable, diluted income per share is determined on the assumption that outstanding dilutive stock options, warrants and convertible preferred stock have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

At September 29, 2001 and September 30, 2000, 133,146 and 59,630 shares subject to stock options, respectively, and 1,201,175 shares subject to stock warrants were not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive. At September 29, 2001, 944,508 issued shares of Series B Preferred Stock were also not included in the calculation of diluted income (loss) per share, because to do so would have been anti-dilutive.

(10)   SUBSEQUENT EVENT

On October 5, 2001, the Company sold certain assets of a product line for $900 in cash, which approximated book value. The proceeds from this sale were used to pay down the revolving credit loan under Long Reach's Credit Agreement.

(11)   CONTINGENCIES AND COMMITMENTS

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Blue Giant has been served with a statement of claim dated March 15, 2001, in an action brought by Daniel G. Marshall Engineering Corporation ("DGM") pending in the Ontario, Canada, Superior Court of Justice. The complaint alleges that DGM entered into a contract with Blue Giant for professional engineering services in August 1995 and a collateral proposal to redesign certain lift trucks in August 1996. The prior owner of Blue Giant's assets, and not Blue Giant, was the party to these contracts. DGM claims that Blue Giant no longer has the authority to use the designs created by DGM or the right to transfer the designs to Blue Giant's parent company. DGM is claiming damages for breach of contract, breach of confidential information and unjust enrichment in the aggregate amount of $2,500, satisfaction of outstanding amounts due under the contracts of approximately $10, or, in the alternative, an injunction against Blue Giant to prevent it from using DGM's designs in the manufacture of forklifts. The Company filed a Statement of Defence on May 11, 2001, denying all causes of action claimed by DGM. The ultimate outcome of this matter cannot currently be predicted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three month and nine month periods ended September 29, 2001 and September 30, 2000. This discussion should be read in conjunction with consolidated financial statements and notes thereto included elsewhere herein and the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 30, 2000. See also "Forward-Looking Statements" below.

      The dollar amounts reported in this Part I, Item 2, are reported in thousands.

Results Of Operations

      During the nine months ended September 29, 2001, the Company experienced incoming new order bookings rates that were significantly lower than expected. New order bookings were lower than expectations by 18% to 27% in each of the Company's operating subsidiaries. The Company believes that the lower-than-expected bookings are a result of both the fact that it has taken Long Reach longer than the Company expected to restore customer confidence in its manufacturing capabilities and the uncertainty in the overall business economy and the resulting reduction in capital spending for machinery and equipment by manufacturing and distribution companies. The Company follows forklift industry data provided by the International Truck Association (ITA) in order to track industry sales in North America. The ITA reported that orders for new forklifts booked in the first nine months of 2001 were 39% less than orders booked during the comparable period in 2000. Both the Long Reach and Presto Lifts operations have been significantly negatively impacted by this decline. If booking rates remain lower than expected in the remainder of 2001, this could have an adverse effect on the Company's operating results and financial performance. Such effect could further adversely affect carrying values of certain assets such as goodwill.

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

      Results for the nine months ended September 30, 2000, include the operating results of Long Reach for the period February 24, 2000 through September 30, 2000, and the operating results of Presto Lifts for the period May 16, 2000 through September 30, 2000, consolidated with the expenses incurred by the Company associated with maintaining a business office and complying with its reporting obligations as a public company.

      The Company generated net sales of $12,644 and $41,597 and net losses of $5,295 and $13,512 for the three months and nine months ended September 29, 2001, respectively, compared with net sales of $11,941 and $25,839 and net losses of $1,917 and $2,928 for the comparable periods in 2000. For the three months and nine months ended September 29, 2001, gross profit represented 10.1% and 12.1% of net sales, respectively, and selling, general and administrative expenses represented 26.6% and 27.8% of net sales, respectively. For the three months and nine months ended September 30, 2000, gross profit represented 14.2% and 18.0% of net sales, respectively, and selling, general and administrative expenses represented 27.7% and 27.5% of net sales, respectively.

      During the three months and nine months ended September 29, 2001, the increase in net sales, cost of sales, and selling, general and administrative expenses over the corresponding period of the prior year is the result of the Company's acquisitions of Long Reach on February 23, 2000, the Company's acquisition of Presto Lifts on May 16, 2000 and its acquisition of Blue Giant on November 10, 2000 (each of whose results were included for the entire nine month period in 2001). The decline in gross profit as a percentage of net sales is attributable to lower than expected net sales in the three months and nine months ended September 29, 2001. Since the Company had not anticipated the extent of the sales decline, fixed expenses were not reduced enough to maintain gross profit as a percentage of net sales. For a discussion about declining sales in the forklift industry generally, see our discussion above regarding the report issued by the ITA.

      Interest expense for the three months and nine months ended September 29, 2001 was $396 and $1,258 compared to $330 and $742 for the three months and nine months ended September 30, 2000, respectively. The increase is due to additional borrowings incurred as a result of the Long Reach, Presto Lifts and Blue Giant acquisitions. Other income, net was $28 and $179 for the three months and nine months ended September 29, 2001, respectively, as compared to $37 and $297 for the three months and nine months ended September 30, 2000, respectively. Other income for the nine months ended September 29, 2001 results substantially from foreign currency transaction gains recognized by Blue Giant while other income for the three months and nine months ended September 30, 2000 resulted from investment of excess cash on hand.

      On June 1, 2001, the Company sold its subsidiary located in Adelaide, Australia for $783 and recognized a loss of $1,097. See footnote 7 to the condensed consolidated unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

      In the three and nine months ended September 29, 2001, the Company recorded $2,836 and $4,679, respectively, for impairment of assets. See footnote 5 to the condensed consolidated unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

Liquidity and Capital Resources

      At September 29, 2001, the Company owed $10,096 under its revolving credit facilities and $3,735 under its term loan facilities. Long-term debt outstanding at September 29, 2001 consisted of $3,232 of notes payable to stockholders and $1,459 under its term loan facilities.

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

      As of September 29, 2001, Long Reach was in default of four of its financial covenants under the Long Reach Credit Agreement. These defaults occurred during the second quarter of 2001. On September 9, 2001, Long Reach and its lender modified the terms of the Long Reach Credit Agreement. Pursuant to these modifications, the lender agreed not to demand repayment of the amounts outstanding under the Long Reach Credit Agreement before January 31, 2002, unless a new event of default occurs or the Company does not sell certain assets by certain specified dates. These modifications also included (i) a reduction in the revolving credit loan commitment from $8,000 to $6,750 and $3,500 on September 30, 2001 and December 29, 2001, respectively, (ii) a suspension in principal payments on the term loan until the earlier of March 31, 2002 or the date of a demand for repayment of the debt, and (iii) an increase in the one-time over advance from $350 to $700. This over advance is due and payable on demand by the bank at any time. All amounts owing to the bank are classified as current as of September 29, 2001. As of September 29, 2001, Long Reach was in compliance with its obligations under the modifications to the Long Reach Credit Agreement. However, no assurance can be given that Long Reach will be able to continue to comply with its obligations under such modifications or the Long Reach Credit Agreement.

      In connection with its acquisition of Blue Giant, the Company assumed and incurred approximately $5,000 of debt secured by Blue Giant's inventory and assets. The terms of the Blue Giant credit agreement (the "Blue Giant Credit Agreement"), including amendments, impose financial and operating covenants on Blue Giant, including a ratio of total debt to net worth, a ratio of senior debt to earnings, and limiting capital expenditures and corporate distributions. Blue Giant was in default with certain covenants under the Blue Giant Credit Agreement at June 30, 2001. On September 26, 2001, the bank issued an amendment to the Blue Giant Credit Agreement, which included a waiver that effectively cured the default and amended certain debt covenants. In addition, the amendment reduced the revolving loan commitment to $4,117 and revised the rate at which interest accrues on the revolving loan to the bank's prime rate plus 0.625% to 1.25% under differing circumstances. At September 29, 2001, Blue Giant was in compliance with the revised covenants. Management believes that Blue Giant's fourth quarter 2001 operating results will allow it to remain in compliance with the revised covenants. A copy of these agreements has been filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-QSB.

      The Company has negative working capital of $3,782 at September 29, 2001. The Company forecasts that it will need to raise additional funds to meet the capital expenditures and operating needs included in its business plan for 2001. The Company is actively seeking to raise these funds and is exploring various alternatives to address its short-term and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its business plan, sales of assets, or a combination of the foregoing. Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short-term and long-term capital needs. These factors include the willingness of the holders of the debt securities and banks to agree to any restructuring of the Company's indebtedness that the Company may seek; the availability of sufficient additional financing on terms acceptable to the Company; and prevailing and perceived economic conditions, both in general and with respect to the Company's industry. In addition to its estimated 2001 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on its Long Reach Credit Agreement, which matures on March 31, 2002.

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

      Net cash used in operating activities was $2,235 for the nine months ended September 29, 2001, compared with $3,621 for the nine months ended September 30, 2000. The net loss for the nine months ended September 29, 2001 of $13,512 ($6,270 net of non-cash expenses), was partially offset by a reduction in working capital components for such period of $4,035. During the nine months ended September 30, 2000, use of cash in operating activities includes the net loss of $2,928 ($2,061 net of non-cash expenses), combined with an increase in the Company's working capital components of $1,560 substantially due to a $1,194 reduction in payables as the Company brought suppliers payables current and a $695 decrease in accruals related to the Long Reach Merger.

      Net cash provided by (used in) investing activities was $472 for the nine months ended September 29, 2001, compared with ($13,641) for the nine months ended September 30, 2000. The cash provided by investing activities in 2001 results substantially from $707 cash proceeds from the sale of the Adelaide, Australia subsidiary while the usage in 2000 reflects primarily the acquisitions of Long Reach on February 23, 2000, and Presto Lifts on May 16, 2000.

      Net cash provided by financing activities was $163 for the nine months ended September

29, 2001, as compared to $9,677 for the nine months ended September 30, 2000. Net cash provided by financing activities for the nine months ended September 29, 2001 reflects primarily the issuance of 10% Series B Cumulative Convertible Redeemable Preferred Stock for net cash proceeds of $2,875 offset by a net decrease in the Company's borrowings of $1,637 and a $1,075 reduction in the bank overdraft payable during the period. Net cash provided by financing activities for the nine months ended September 30, 2000 reflects the issuance of Common Stock of $8,000 in connection with the 1999 Private Placement and an increase in borrowings of $2,196 to fund changes in working capital during the period, after giving effect to the change in bank overdraft payable for the period.

      Cash received from the issuance of Common Stock was $8,000 for the nine months ended September 30, 2000. Issuance of Common Stock for the nine months ended September 30, 2000 reflects the Company's private placement of 916,667 shares of its Common Stock at $6.00 per share and the exercise of a first call option pursuant to which a stockholder purchased 500,000 shares of Common Stock at an exercise price of $5.00 per share, each on February 23, 2000. In the nine months ended September 30, 2000, the Company also issued 500,000 shares of its Common Stock, valued at $6.00 per share, in connection with its acquisition of Long Reach on February 23, 2000.

      Cash received from the issuance of Preferred Stock was $2,875, net of offering costs, for the nine months ended September 29, 2001, which reflects the Company's private placement of 944,508 shares of its 10% Series B Cumulative Convertible Redeemable Preferred Stock on March 16, 2001. As a result of losses incurred in the year ended December 30, 2000, it was necessary for the Company to raise additional funds for working capital and general business purposes of the Company and its subsidiaries during the first half of 2001.

      Capital expenditures for property, plant and equipment, net, totaled $487 for the nine months ended September 29, 2001. Total capital expenditures are currently expected to aggregate $550 for fiscal 2001.

Quantitative And Qualitative Disclosures

      Market Risk. The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative instruments. The Company's market risks could arise from changes in interest rates and foreign currency exchange rates.

      Interest rate risk. The Company is subject to market risk exposure related to changes in interest rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased the Company's net loss for the three months and nine months ended September 29, 2001 by approximately $35 and $104, respectively. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

      Foreign exchange currency risk. The Company's earnings are affected by foreign exchange rate fluctuations. As of September 29, 2001, the Company had foreign operations in Canada. The translation adjustment during the nine months ended September 29, 2001 was a loss of $9, which was recognized in accumulated other comprehensive income (loss) in the condensed consolidated unaudited balance sheet included herein.

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

      As of September 29, 2001, the Company has unamortized goodwill in the amount of $10,019 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $469 and $542 for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which the Company is required to adopt effective December 30, 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The impact, if any, of SFAS 144, on the financial position or results of operations has not yet been determined.

FORWARD-LOOKING STATEMENTS

      Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified, without limitation, by use of the words "forecasts," "expects," "anticipates," "believes," "estimates," "intends" and similar expressions. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties and may include trend information. Readers are cautioned not to place undue reliance on any such forward-looking statements.

Part II:  Other Information

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

      As of September 29, 2001, the Company was in default of certain financial covenants under the Long Reach Credit Agreement. For a discussion of these defaults, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-QSB.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   EXHIBITS

     Exhibit No.    Description
     -----------    -----------

      10.1 Revised Offer to Finance, dated as of September 26, 2001, between Blue Giant Equipment Corporation and National Bank of Canada

      10.2 Forbearance Agreement, dated as of October 19, 2001, between Blue Giant Equipment Corporation and National Bank of Canada

      10.3 Asset Purchase Agreement, dated as of October 5, 2001, between Long Reach, Inc. and PCC Olofsson Inc.

     (b)            REPORTS ON FORM 8-K

                    None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TBM HOLDINGS INC.


Date:  November 13, 2001                By: /s/ Patrick H. Peyton
                                            ---------------------
                                            Patrick H. Peyton
                                            Chief Financial Officer and Vice
                                            President-Finance (Principal
                                            Financial Officer)

                                   EXHIBIT INDEX

Exhibit No.   Description

10.1 Revised Offer to Finance, dated as of September 26, 2001, between Blue Giant Equipment Corporation and National Bank of Canada

10.2 Forbearance Agreement, dated as of October 19, 2001, between Blue Giant Equipment Corporation and National Bank of Canada

10.3 Asset Purchase Agreement, dated as of October 5, 2001, between Long Reach, Inc. and PCC Olofsson Inc.